Form 10-K
period 1995-03-31
MINNTECH CORP
filed 1995-06-29
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended MARCH 31, 1995 or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                to
                                    --------------    -------------

     COMMISSION FILE NUMBER 0-11278

                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)
         MINNESOTA                                41-1229121
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)
                           14605 - 28TH AVENUE NORTH
                         MINNEAPOLIS, MINNESOTA   55447
                    (Address of principal executive offices)
      Registrant's telephone number, including area code:   (612) 553-3300

                                   ----------
        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                     --------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of June 2, 1995, 6,432,933 shares of Common Stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing transaction price on such date as reported on the NASDAQ National Market System) held by non-affiliates of the registrant was approximately $76,473,000.

                                   ----------
                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED BY REFERENCE                    10-K PART AND  ITEM WHERE INCORPORATED
- - -----------------------------------                    --------------------------------------
1.  Certain portions of the Definitive Proxy           Part III: Items 10,11, 12 and 13
    Statement for the Annual Meeting of
    Shareholders of the Registrant to
    be held August 30, 1995

- - ---------------------------------------
This Form 10-K consists of 53 pages (including exhibits).
The index to exhibits is set forth on Page 34.


                                                              Page 1 of 53 pages

                                     PART I

ITEM 1.  BUSINESS
GENERAL DEVELOPMENT OF THE BUSINESS

Minntech Corporation (the "Company") was incorporated on January 30, 1974 under the laws of Minnesota. The Company is engaged in the development, manufacturing and marketing of medical supplies and devices, sterilants and water filtration products. The Company's products are used primarily in kidney dialysis and in open-heart surgery. The trade name of Renal Systems is used for products sold in the dialysis market, the trade name of Minntech is used for products sold in the cardiosurgery market, and the trade name of Fibercor is used for marketing water filtration products. The Company has core technologies in electronics, fibers, plastics, and chemical solutions, all of which were internally developed.

INDUSTRY SEGMENTS

Through March 31, 1995, the Company has been engaged in a single industry segment -- medical devices and supplies. The Company also markets filtration devices for industrial water purification applications. Through March 31, 1995, sales revenues from such devices have not been material.

PRODUCTS

The Company has four interrelated product groups:

          -    Dialysis Supplies and Devices
          -    Reprocessing Products
          -    Cardiosurgery Products
          -    Water Filtration Products

     DIALYSIS SUPPLIES AND DEVICES

The Company's main dialysis supply product is a line of concentrates used by kidney centers to prepare dialysate (a salt solution) for hemodialysis treatments. The Company provides the industry's most complete line of these concentrates in both liquid and powder forms for use in virtually all types of kidney dialysis machines. Sales of concentrate products accounted for more than 70% of all sales in this product group in each of the past three fiscal years.

The Company in fiscal 1992 introduced its first dialyzer (artificial kidney) - the Renaflo -Registered Trademark- HDF1350 dialyzer. In fiscal 1993, the Company introduced the Primus -Registered Trademark- line of second generation dialyzers in Europe. In August 1994, the Company received FDA market clearance to sell the Primus -Registered Trademark- dialyzer in the United States. These dialyzer products contain the Company's proprietary high flux polysulfone membrane, and the Company is one of only three manufacturers of such polysulfone devices in the world. High flux dialyzers allow for more rapid dialysis, are capable of shortening patient treatment time, and are less traumatic to blood than dialyzers containing traditional membranes. Dialyzers are the single most expensive supply item used in hemodialysis treatments. The worldwide annual market for high flux types of dialyzers is estimated to be approximately $180 million. (Market size is based on published information on patient populations and the Company's estimate of the percentage of treatments performed with high flux dialyzers.) The Company's market share at March 31, 1995 was less than one percent.

The Company's major dialysis electronic products are the Sonalarm-Registered Trademark- Foam Detector, a device that detects air in blood during hemodialysis, the Minipump -TM- Hemodialysis Blood Pump which circulates blood during hemodialysis, and a peritoneal dialysis pump. The Sonalarm-Registered Trademark- and the Minipump-TM- are sold to end users and in component form to other manufacturers of blood processing equipment. The peritoneal pump is sold as an OEM component to another manufacturer.

In 1992, the Company entered into an agreement with Akzo Faser AG (now AKZO Nobel Faser AG ("Akzo")) to supply its Polyphen-TM- hollow fiber dialyzer membrane on an exclusive basis. Under the agreement, Akzo was obligated to purchase certain minimum quantities of fiber over five years from 1992 to 1997. In 1995, the Company and Akzo terminated this agreement and concluded an arrangement allowing Akzo to purchase fiber on a non-exclusive basis without minimum requirements. This new arrangement allows the Company to sell fiber (or dialyzers containing this fiber) to any other customers worldwide. Sales to Akzo in fiscal 1995 amounted to approximately $1,170,000. In fiscal years 1994 and 1993, sales under the agreement totaled $654,000 and $450,000, respectively.

These dialysis products accounted for approximately 33% of product sales in fiscal 1995, 34% of product sales in fiscal 1994 and 27% of product sales in fiscal 1993.

      REPROCESSING PRODUCTS

Reprocessing products include the Renatron -Registered Trademark- Dialyzer Reprocessing System and associated supplies including Renalin -Registered Trademark-, a cold sterilant solution which replaces formaldehyde in dialyzer reprocessing, and Actril -Registered Trademark- Cold Sterilant, a kidney machine disinfectant.

In response to government-mandated cost containment measures, many U.S. dialysis centers in the late 1970s began reusing dialyzers (artificial kidneys) instead of discarding them after a single use. In 1982, the Company introduced the Renatron -Registered Trademark-, a machine that provides an automated method of rinsing, cleaning, testing, and sterilizing dialyzers for multiple reuse. In 1985 dialysis centers began using Renalin -Registered Trademark- sterilant for manual reprocessing of dialyzers. In 1990, the Company began sales of the Renatron -Registered Trademark- II, a second generation system that includes a bar code reader, computer and Renalog -Registered Trademark- software for automated record keeping and analysis. Recent data released by the Centers for Disease Control ("CDC") indicate that, as of 1993, 79% of all U.S. hemodialysis patients were treated in centers that reuse dialyzers. The CDC also reported that 73% of all dialysis centers in the United States reuse dialyzers and 51% of these centers used Renalin -Registered Trademark- to sterilize their dialyzers. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers.

The Company believes its Renatron -Registered Trademark- system is faster and easier to use than competitive automated systems. The Company also believes that the Renatron -Registered Trademark- system is the top selling automated dialyzer reprocessing system in the world. At March 31, 1995, the Company had an installed customer base of more than 2,000 Renatron -Registered Trademark-systems.

During fiscal 1994, the Company completed the purchase of a sterilant product line from a German firm as part of its strategy of geographic expansion of its reprocessing business. Unlike the United States market, dialyzer reuse is in the formative stages in Europe. The Company has increased its reprocessing product sales in Europe by employing direct salespersons in major dialysis markets and promoting the advantages of reuse.

In September 1994, the Company purchased an endoscope reprocessor product line from Bard Interventional Products, a division of C.R. Bard, Inc. for $934,000 in cash. Manufacturing of the products was assimilated into the Company's electronic device production facility in Plymouth, Minnesota. The endoscope reprocessing machine provides high level disinfection for flexible endoscopes and is marketed to gastroenterology units of hospitals and ambulatory care units.

The Company began sales of the Cathetron-Registered Trademark- Reprocessing System in Europe in April 1994. The Cathetron-Registered Trademark- System, along with its companion cold sterilant CATHx-Registered Trademark-, provides an automated method of cleaning and sterilizing cardiovascular catheters for subsequent reuse. At March 31, 1995, the Company remained in the early stages of marketing the Cathetron-Registered Trademark- System in Europe and certain other international markets. The Company plans to submit an Investigational Device Exemption application to the FDA in fiscal 1996 so that clinical trials can be conducted in the United States.

Reprocessing products accounted for approximately 32% of product sales in fiscal 1995 and 28% of product sales in fiscal years 1994 and 1993.

     CARDIOSURGERY PRODUCTS

The primary products in this group at March 31, 1995 consisted of three hollow fiber devices.

     OXYGENATORS

Since 1987 the Company has manufactured a hollow-fiber membrane oxygenator for use in open-heart surgery. The device contains a highly efficient, integrated heat exchanger, and the Company believes that the unit is capable of transferring more oxygen than competitive products. Since 1987, the Company has manufactured the oxygenator for exclusive worldwide distribution pursuant to an agreement with C.R. Bard, Inc. ("Bard") Bard agreed to purchase certain minimum quantities of the oxygenator through December 31, 1995. These minimum quantities had an annual sales value to the Company of approximately $10 million, and Bard's annual purchases through March 31, 1995 exceeded such minimums.


Bard and the Company in April 1995 entered into a new agreement for the sale of the oxygenator whereby Bard has agreed to purchase certain minimum quantities of the oxygenator through March 31, 1997, but the agreement also allows Bard to continue purchasing the oxygenator through June 30, 1997, without any minimum purchase obligation. Bard will have exclusive distribution rights through March 31, 1997 and nonexclusive rights thereafter. Bard's minimum purchase obligation under the agreement for the period April 1, 1995 to March 31, 1997 has a sales value to the Company of approximately $20 million. The agreement restricts Bard from selling any other oxygenator until January 1, 1997, but permits the Company to begin worldwide sales of its second generation oxygenator whenever it becomes commercially available. See "Significant Customers."

The Company is developing a second generation oxygenator that requires less priming volume while improving the performance over its existing product. The device incorporates the Company's proprietary weaving technology for the membrane oxygenation compartment and heat exchange compartment. At March 31, 1995, the product was in the final stages of development.

     HEMOCONCENTRATORS

Since 1985, the Company has manufactured and sold hemoconcentrators, a filtration device that removes excess body fluids during open-heart surgery. In 1988, the Company introduced a second generation product, the Hemocor Plus - Registered Trademark- hemoconcentrator, a rinse-free device that allows for faster set-up during surgery. In February 1994, the Company received FDA market clearance for a third generation product, the Hemocor HPH -Registered Trademark-line which contains a higher performance hollow fiber membrane. The Company estimates that hemoconcentration is currently used in 25% of all open-heart procedures in the United States and to a lesser extent internationally and that such procedures require up to 125,000 hemoconcentrator devices annually worldwide. At March 31, 1995, the Company held more than a 50% share of the United States hemoconcentrator market.

     HEMOFILTERS

The Renaflo-Registered Trademark- Hemofilter, introduced in 1985, is a device that performs continuous arteriovenous hemofiltration (CAVH), an intensive care therapy that treats acute renal failure and fluid overload in critically ill patients. CAVH is an alternative to conventional dialysis for these patients.

Cardiosurgery products accounted for approximately 33% of product sales in fiscal 1995, 37% of product sales in fiscal 1994, and 44% of product sales in fiscal 1993.

In April 1995, the Company completed the acquisition of the hemoconcentrator, hemofilter and dialysate filter product lines from Amicon Ireland Ltd, an indirect subsidiary of W.R. Grace & Co. ("Amicon"). The purchase price was approximately $1.4 million, paid in cash. These products are expected to generate approximately $4 million in sales in the first year. The Company also signed a six-month supply agreement with Amicon whereby Amicon will contract manufacture products for the Company to be sold in Europe. During this six-month period, the Company expects to transfer manufacturing to its U.S. facility.

     WATER FILTRATION PRODUCTS

There are two major products in this group:   Fiberflo -Registered Trademark-
Microfilters and Minncare -Registered Trademark- Disinfectant.    The Fiberflo -
Registered Trademark- Microfilter is a hollow fiber filter that has "point of use" applications in industrial water purification. These filters are being used for finer filtration in the pharmaceutical, medical device, and biotechnology industries. Minncare -Registered Trademark- Disinfectant is used to disinfect water treatment systems. Through March 31, 1995, water filtration products sales revenues have not been material, accounting for approximately 1% of product sales in fiscal 1994 and 2% of product sales in fiscal 1995.

MARKETS AND DISTRIBUTION

The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through direct sales forces and through independent stocking distributors. At March 31, 1995, the Company employed a total of eight dialysis sales representatives in the United States, two cardiosurgery sales representatives, two water filtration sales representatives, and one endoscope reprocessor sales representative. In addition, a customer service staff and a technical services department support field activity. The Company also operates its own trucks to expedite delivery of certain products and minimize shipping costs.

Until 1991, the Company had historically marketed its products internationally through independent distributors. Starting in 1991, the Company began establishing direct sales operations in Europe to enhance marketing of its products. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. The Company recently established a headquarters for its European operations in the Netherlands and employed a total of 11 people in Europe at March 31, 1995.

The Company's dialysis marketing programs are directed at nephrologists (doctors who specialize in treating kidney disease), nurses, hospital and clinic administrators, and others who influence purchasing decisions. Cardiosurgery marketing programs are directed at perfusionists (technicians who operate heart-lung bypass equipment) and cardiovascular surgeons. The Company supports its field organization and network of distributors through advertising, distribution of sales materials, publication of articles in medical journals, and attendance at medical conferences.

NEW PRODUCTS

In July 1992, the Company submitted premarket notification to the FDA for clearance of the Primus -Registered Trademark- series of dialyzers which utilize
the Company's internally developed polysulfone hollow fiber membrane.   FDA
market clearance was finally received in August 1994, following a two-year review cycle, and the Company commenced direct sales of the Primus -Registered Trademark- dialyzer in the United States in September.

During fiscal 1995, the Company continued development of a second generation membrane oxygenator and associated products, including venous blood reservoirs. The new oxygenator is intended to replace the Company's existing oxygenator.
The new oxygenator is smaller in size, requires less priming volume and is intended to have improved performance compared to the existing product. The Company expects to complete development of these products in fiscal 1996, obtain necessary market clearances, and commence sales.

SOURCES AND AVAILABILITY OF MATERIALS

The majority of the materials and components that the Company uses in its manufacturing operations are readily obtainable from multiple sources worldwide. In addition, the Company constructs many of its injection molds and also molds and extrudes many of its component plastic parts.

PATENTS AND TRADEMARKS

The Company holds rights under 81 patents worldwide (including 32 U.S. patents) covering its products or components thereof. At March 31, 1995, the Company also had a total of 93 pending patent applications in the United States and in foreign countries. The Company also holds rights under 114 trademark registrations worldwide and has 75 applications pending.

The Company believes that patent protection is a significant factor in maintaining its market position but the rapid changes of technology in kidney dialysis therapy, cardiosurgery, and the other areas in which the Company competes may limit the value of the Company's existing patents.

While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's existing patents will afford protection against competitors with similar inventions nor can there be any assurance that the Company's patents will not be infringed. Competitors also may obtain patents that the Company would need to license or design around. These factors also tend to limit the value of the Company's existing patents. Consequently, in certain instances, the Company may consider trade secret protection to be a more effective method of maintaining its proprietary positions.

SEASONALITY OF THE BUSINESS

The Company's business is not seasonal.

WORKING CAPITAL AND BACKLOG

The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within 30 days of receipt. No material order backlogs existed at March 31, 1994. An order backlog existed for hemoconcentrators, dialyzers and water filters at March 31, 1995. This backlog had an estimated aggregate sales value of $600,000, and the Company expects to fill these orders in fiscal 1996.

SIGNIFICANT CUSTOMERS

The Company's five largest customers in fiscal 1995 accounted for approximately 40% of total product sales. Sales of oxygenators to C.R. Bard, Inc. ("Bard") accounted for 25% or more of product sales in fiscal years 1995, 1994 and 1993. Bard agreed to purchase certain minimum quantities of the oxygenator under a contract that began in fiscal 1988 and was scheduled to terminate December 31, 1995. In April 1995, a new agreement was reached extending the term to June 30, 1997. The loss of Bard as a customer would likely have a material adverse effect upon the Company's business if the Company was unable to successfully market the oxygenator (or successor products) itself or to arrange for other means of distribution. See "Oxygenators" under "Products."

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION AND MARKET CONDITIONS

The Company's dialysis and reprocessing products are sold in a highly competitive market, and the Company competes with many other firms. The dialysis market is dominated by a few firms including Baxter International, Gambro AB (CGH Medical), W.R. Grace & Co. (National Medical Care), and Fresenius AG.
These firms have substantially greater financial and personnel resources than the Company and most of them produce and sell a more comprehensive line of dialysis equipment and supplies. The Company also faces competition from other international companies and several smaller companies that carry a limited line of products.

The Company's membrane oxygenator is sold exclusively by Bard Cardiopulmonary Division of C.R. Bard, Inc. ("Bard") Bard's major competitors are Medtronic, Inc., CGH Medical, Bentley Laboratories, Inc., Terumo Corporation and Avecor Cardiovascular, Inc. The Company's hemoconcentrators are sold by its own direct sales force and by a network of independent medical distributors. The major competitors in the hemoconcentrator market are CGH Medical, C.R. Bard, Inc., and Bentley Laboratories, Inc.

The health care industry in the United States operates under cost containment pressures imposed by the federal government, employers, and health insurance carriers. One major influence is the Medicare Prospective Payment System, implemented in 1983, which provides for fixed payments to hospitals for care of Medicare patients based on diagnosis rather than actual hospital charges (the DRG system). In addition, the Company's end user customers for its dialysis and reprocessing products are subject to fixed payments per treatment under separate Medicare regulations which have been in place for more than 20 years.

Health care providers, in general, have responded by shortening hospital stays through quicker clinical diagnoses and by employing less invasive medical procedures and more efficient therapies. In addition, hospitals and other health care providers have sought to lower their costs by reducing their purchased supplies costs and by improving their utilization of facilities and equipment. Dialysis centers, in particular, have also responded by reprocessing and reusing dialyzers and other supplies and by shortening treatment times.

Under the current cost containment environment, the competitive factors in the medical markets served by the Company are such that cost reduction is a prime consideration. Although cost containment may adversely affect some of the Company's supply products, cost containment pressures may be a positive factor for certain of the Company's products such as its dialyzer reprocessing products, hemoconcentrators, and the Cathetron-Registered Trademark-Reprocessing System.

Proposals to reform the health care system in the United States are under consideration at various levels of government. Areas under review include the uninsured segment of the population, the rise in national health care expenditures and the portion of the total gross domestic product (GDP) consumed by health care costs. It is possible that changes to the existing health care system may be enacted into law in the future. The Company cannot predict the effect, if any, such changes will have on the Company's operating results.

RESEARCH AND PRODUCT DEVELOPMENT

The Company strives to design and develop technologically advanced products that are cost effective and, in the case of its medical products, improve the quality of patient care. The Company emphasizes product development rather than basic research. The ability of the Company to compete effectively depends upon its ability to anticipate changing market needs and successfully develop products to meet those needs.

As of March 31, 1995, 17 of the Company's employees were engaged in research and development. In addition to its own research activities, the Company from time to time obtains experimental and clinical research from outside investigators, consultants and institutions.

Over the past three years the Company has expended a total of $8,431,000 in research and development as follows: fiscal 1993 - $2,405,000, fiscal 1994- $2,893,000, and fiscal 1995 - $3,133,000. Such costs represented 5.4%, 6.1% and
5.6% of total revenues, respectively, in each such period.

The Company's current research and development efforts are directed toward reprocessing applications, blood filtration and oxygenation technologies, and cold sterilant/ disinfection applications.

GOVERNMENT REGULATION

The medical products manufactured and marketed by the Company are subject to the Federal Food, Drug and Cosmetic Act and the Medical Device Amendments of 1976 (collectively, the "FDCA"). These laws give the Food and Drug Administration ("FDA") extensive regulatory authority over medical products developed, manufactured or marketed by the Company in the United States. The FDCA requires the Company to register with the FDA, provide updated device listings and submit a premarket notification to FDA when (i) a device is being introduced into the market for the first time; (ii) the manufacturer makes a significant change or modification to an already marketed device that could affect safety or effectiveness; or (iii) there is a major change or modification in the intended use of the device. The FDCA also requires that the Company submit a premarket approval application for devices that are life supporting or sustaining, or present a potential unreasonable risk of injury or illness. In addition, the FDCA subjects the Company to the Good Manufacturing Practice regulations under which the FDA conducts periodic unannounced inspections to verify compliance. Further, the FDCA imposes certain requirements regarding manufacturing procedures, distribution, advertising, labeling, and record keeping. The FDA also has the power to order suspension of manufacturing or marketing or to recall products that are not in compliance with law.

Before introducing its products into the market, the Company must comply with the premarket approval and/or notification provisions of the FDCA. Data regarding the product's safety and effectiveness must be submitted to the FDA. In some instances, clinical studies may be necessary to obtain this data. Before commencing clinical trials, the Company must apply for an


Investigational Device Exemption ("IDE"). Under an approved IDE, a device is exempt from certain FDA provisions including misbranding, registration, listing, premarket approval, records and reports and good manufacturing practices, thus enabling the applicant company to test a device clinically. Before an IDE is granted, sufficient nonclinical data must be submitted to demonstrate that the device is safe and effective. Significant time and expense may be associated with the collection of both clinical and nonclinical data and there are no assurances, that the necessary FDA premarket approvals or clearances will be granted.

During 1992 and 1993, the time between submission to the FDA and final clearance for marketing increased substantially; however, review times by the FDA are beginning to decrease. Notwithstanding, there are no assurances that this trend will continue, and the Company is still experiencing delays in receiving product clearances.

In January 1995, the Company received ISO 9001 certification for its Plymouth, Minnesota facilities. This certification allows the Company to self-certify its products for sale throughout the European Community. In order to self-certify, the Company must maintain certain records and files which are reviewed by a "notified body" organization on an annual basis. Many of the Company's products now display the CE (Communaute Europeene) mark.

Certain products of the Company are also subject to registration with the Environmental Protection Agency (EPA). The registration process generally entails the collection and submission of data to support the products' label claims. Considerable time and cost may be involved with the collection of data to support these submissions, and there are no assurances that the necessary EPA approvals will be granted for the Company's new products. Currently, EPA and FDA have entered into a memorandum of understanding whereby the agencies intend to cooperate on chemical product submissions that are currently duplicative for both applicants and the agencies.

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, do not have a material adverse effect upon the capital expenditures, earnings, and competitive position of the Company.

EMPLOYEES

As of March 31, 1995, the Company employed 341 persons, including 244 in manufacturing operations. None of the employees is covered by a collective bargaining agreement, and the Company believes its employee relations are good.

GEOGRAPHIC AREA INFORMATION

The major foreign markets for the Company's products are Western Europe and the Far East. Sales outside the United States for the years ended March 31, 1993, 1994 and 1995 were approximately $3,856,000, $4,586,000, and $7,261,000, respectively. Sales outside the United States accounted for approximately 9%, 10% and 13% of total sales in each such period.


EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, and the year they became executive officers are listed below:

                                                                   First Elected
   Name                    Position with Company            Age     as Officer
- - -------------------        --------------------------     ------  --------------
Louis C. Cosentino, Ph.D.  President, Chief Executive
                           Officer and Director             51        1974

LeRoy J. Fischbach         Vice President-Regulatory        51        1980
                           Affairs

Thomas J. McGoldrick       Executive Vice President         54        1985

Daniel H. Schyma           Vice President - International   53        1992

Douglas A. Luehmann        Vice President - Reprocessing    52        1993
                           Products

Richard P. Goldhaber       Vice President - Research        51        1993
                           & Development

Barbara A. Wrigley         Vice President, General          44        1994
                           Counsel and Secretary

Robert W. Johnson          Vice President - Quality         39        1994
                           Assurance

David F. Meyer             Vice President - Finance         41        1995
                           and Chief Financial Officer

Executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. Dr. Cosentino and Mssrs. Fischbach, McGoldrick and Schyma have been employed by the Company in an executive or management capacity for more than five years.

Mr. Luehmann joined the Company in June 1991, having previously been employed by the Regional Kidney Disease Program of Minneapolis from 1966 to 1991. At RKDP, Mr. Luehmann held several technical positions including Director of Technical Services and Quality Assurance from 1986 to 1991.

Mr. Goldhaber joined the Company in November 1993, having previously been employed by Baxter Healthcare Corporation from 1965 to 1993 in various manufacturing and engineering capacities including Vice President, New Product Development for Baxter's European operations.

Ms. Wrigley joined the Company in September 1991, having previously been associated with the Minneapolis law firm of Dorsey & Whitney from 1989 to 1991 and the Cleveland-based firm of Jones, Day, Reavis & Pogue during 1991. While in private practice, Ms. Wrigley specialized in the areas of intellectual property and general corporate law.

Mr. Johnson joined the Company in August 1992, having previously been employed from 1991 to 1992 as Director of Quality Assurance and Regulatory Affairs at Aortech Inc., a manufacturer of artificial heart valves. From 1989 to 1991, Mr. Johnson was Director of Operations at Specialty Engineering Corporation, a custom metal fabricator for the computer and medical device industries.

Mr. Meyer joined the Company in May 1995. From January 1994 to May 1995, he served as Vice President of Finance and Administration and Chief Financial Officer for Tele Digital Development, Inc., a company which designs and sells call management software for cellular telephones. From 1988 to 1993, Mr. Meyer was Vice President of Finance and Administration and Chief Financial Officer at Clarus Medical Systems, Inc., a manufacturer of disposable endoscopes.

ITEM 2.  PROPERTIES

UNITED STATES
The Company owns two facilities located on adjacent sites, comprising a total of 14 acres of land in Plymouth, a suburb of Minneapolis, Minnesota. One facility is a 65,000 square-foot building, occupied by the Company since 1977, which is used for manufacturing and warehousing operations. The second facility is a 110,000 square-foot building, purchased in 1990, that houses the Company's executive, administrative and sales staffs, and research operations. This building is also used for manufacturing and warehousing.

The Company also owns two parcels of undeveloped land adjacent to these facilities comprising a total of 7.8 acres.

EUROPE
In January 1995, the Company purchased a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. Occupancy commenced in April 1995. The facility will serve as the Company's European headquarters and is being used as a sales office, warehouse and manufacturing facility.

At March 31, 1995, the Company leased 5,500 square feet of office/warehouse space in Ober-Morlen, Germany.

The Company believes its facilities are in good condition, being utilized for their intended purposes, and have sufficient capacity to meet its reasonably anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened legal proceedings which it regards as likely to have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1995.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol "MNTX." The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

                                   Years Ended March 31
      Fiscal               ------------------------------------
      Quarter Prices             1995                 1994
      --------------       ---------------     ----------------
                            High      Low       High       Low
                           ------    -----     ------     -----
       First Quarter      $ 12.50    $10.50    $14.50    $10.50
       Second Quarter       16.50     11.50     14.75      9.75
       Third Quarter        16.00     12.25     12.75      8.13
       Fourth Quarter       16.50     14.50     13.00     10.00

As of June 2,  1995, the Company had approximately 550 shareholders of record.

The Company for the first time paid an annual cash dividend of ten cents per share on its common stock in September 1994. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR  SUMMARY  OF  SELECTED  FINANCIAL  DATA


                                                                  Years ended March 31,
                                           ------------------------------------------------------------------------
                                               1995           1994           1993           1992          1991
                                           ------------   ------------    -----------   ------------   ------------
STATEMENTS OF EARNINGS DATA

Net sales - products                       $ 55,882,512   $ 47,487,981    $44,016,645   $ 34,793,390   $ 28,688,051
Contract revenues                               300,000        300,000        300,000        100,000         ---
                                           ------------   ------------    -----------   ------------   ------------
  Total revenues                             56,182,512     47,787,981     44,316,645     34,893,390     28,688,051
Cost of product sales                        31,774,240     26,620,243     24,799,821     19,709,208     17,061,579
Research and development
  expenses                                    3,133,075      2,892,514      2,404,838      2,099,375      1,647,505
Selling, general and
  administrative expenses                    11,939,902     10,053,196      9,552,534      7,013,315      5,434,088

Amortization of intangible
  assets                                        358,068        197,578        141,473        105,573        101,661
                                           ------------   ------------    -----------   ------------   ------------

Earnings from operations                      8,977,227      8,024,450      7,417,979      5,965,919      4,443,218

Other income (expense),
  net                                           236,630       (44,345)        115,181       (11,519)         82,894
                                           ------------   ------------    -----------   ------------   ------------
Earnings before income
   taxes                                      9,213,857      7,980,105      7,533,160      5,954,400      4,526,112
Provision for income
taxes                                         3,294,000      3,045,000      2,814,000      2,128,000      1,590,000
                                           ------------   ------------    -----------   ------------   ------------
Net earnings                               $  5,919,857   $  4,935,105    $ 4,719,160   $  3,826,400   $  2,936,112
                                           ------------   ------------    -----------   ------------   ------------
                                           ------------   ------------    -----------   ------------   ------------
Net earnings per share                             $.90         $  .78         $  .72         $  .58         $  .46
Weighted average
  common and common
  equivalent shares                           6,613,391      6,354,348      6,524,277      6,630,797      6,383,003

BALANCE SHEET DATA

Cash, cash equivalents and
  marketable securities                    $  4,487,345   $  7,698,787    $ 6,249,516    $ 7,120,991    $ 3,869,036
Working capital                              18,105,889     17,874,988     13,653,062     11,239,365      8,696,802
Property and equipment,
  net                                        15,631,510     12,899,800     12,039,244     10,909,692      8,735,879
Total assets                                 41,273,591     36,029,630     31,352,470     27,943,534     21,361,767
Long-term debt                                     -         1,905,920      1,942,577      1,961,966      2,960,855
Stockholders' equity                         35,052,404     28,704,406     23,066,499     19,131,053     14,298,829
Book value per common
  share                                         $5.49           $4.66          $3.80         $3.26           $2.47
GENERAL DATA AND RATIOS

Current ratio                                    4.56            5.36           3.71          3.08            3.44
Gross margin on net
  product sales                                  43.1%          43.9%          43.7%          43.4%           40.5%
Net earnings as a %
  of total revenues                              10.5%          10.3%          10.6%          11.0%           10.2%
Return on average stockholders'
  equity                                         18.6%          19.1%          22.4%          22.9%           23.4%


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Total revenues in fiscal year 1995 increased by $8,395,000, or 18%, due to increased unit sales of all major product lines except for sales of membrane oxygenators to C.R. Bard, Inc. ("Bard") which remained approximately constant
with the prior year.   Product price increases in fiscal year 1995 accounted for
approximately 10% of the increase in revenue dollars.

Sales of oxygenators to Bard accounted for 25% of revenues in fiscal year 1995 under a contract that was scheduled to expire December 31, 1995. In April 1995, a new agreement was reached extending the term to June 30, 1997. The Company expects that unit sales of oxygenators to Bard in fiscal year 1996 will approximate fiscal year 1995 shipments. Unit sales in fiscal year 1997 are scheduled to decrease substantially. The decline in sales to Bard in future fiscal years is expected to be offset to a certain extent (in whole or in part) by sales of the Company's second generation oxygenator which was under development at March 31, 1995.

Total revenues in fiscal year 1994 increased by $3,471,000, or 8%, due primarily to higher unit sales of dialysis concentrate products and dialyzer reprocessing supplies which more than offset a decline in unit sales of cardiosurgery products, primarily membrane oxygenators. Product price increases in fiscal year 1994 accounted for approximately 15% of the increase in revenue dollars.

Changes in foreign currency exchange rates did not have a significant impact on the Company's revenues in fiscal years 1995, 1994 and 1993.

Product sales have grown at a compound annual rate of 17% over the past three years. The following table indicates sales and percent of total corporate sales by product group for each of the last three fiscal years:


                                                   1995                          1994                          1993
                                          ---------------------         -------------------           -------------------

Dialysis supplies and devices             $  18,552,000     33%         $  16,223,000   34%           $  12,065,000   27%
Reprocessing products                        17,816,000     32             13,127,000   28               12,358,000   28
Cardiosurgery products                       18,263,000     33             17,637,000   37               19,271,000   44
Water filtration products                     1,252,000      2                501,000    1                  323,000    1
                                          -------------    ----         -------------  ----           -------------  ----
                                          $  55,883,000    100%         $  47,488,000  100%           $  44,017,000  100%
                                          -------------    ----         -------------  ----           -------------  ----
                                          -------------    ----         -------------  ----           -------------  ----


The Company recorded $300,000 in contract revenues in fiscal years 1995, 1994 and 1993 under a hollow fiber membrane supply agreement. No further contract revenues will be recorded under this agreement.


                                      -13-
                                                                   Page 14 of 53

GROSS MARGINS

Gross profit from product sales in fiscal 1995 was $24,108,000, or 43.1% of net sales, compared to $20,868,000, or 43.9%, in fiscal 1994 and $19,217,000, or
43.7%, in fiscal 1993. The decrease in gross margin in fiscal 1995 resulted primarily from reduced dialysis concentrate margins. The improvement in gross margin in fiscal 1994 resulted from higher manufacturing volumes of dialysis concentrate and manufacturing efficiencies which lowered unit costs. Unabsorbed dialyzer manufacturing costs depressed gross margins in each of fiscal years 1995, 1994, and 1993.

Some of the Company's research and development efforts are directed to the development of new versions of existing products. Gross margin in the past has not been materially impacted by obsolete inventories resulting from the introduction of new products. The Company does not expect inventory obsolescence to impact gross margins significantly in the foreseeable future.

RESEARCH AND DEVELOPMENT

Research and development expenses increased in each of the past three fiscal years. Development expenditures in fiscal 1995 were $3,133,000, or 5.6% of total revenues, compared to $2,893,00, or 6.1% of total revenues, in fiscal 1994 and $2,405,000, or 5.4% of total revenues, in fiscal 1993. The higher expenses in fiscal years 1995 and 1994 reflected planned increases in development activities. The Company intends to continue investing a substantial portion of its revenues in new product development. The Company expects that total research and development expenses in fiscal 1996 will approximate 6% of revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general, and administrative expenses as a percentage of total revenues were 21.3% in fiscal 1995 compared to 21.0% in fiscal 1994 and 21.6% in fiscal 1993. The higher costs in fiscal 1995 were due primarily to increases in sales staffs and expanded marketing efforts in the United States and Europe. Fiscal 1994 expenses included $566,000 of legal expenses associated with a lawsuit in which the Company was the plaintiff. The lawsuit was settled in April 1994. The Company expects selling, general, and administrative expenses will approximate 22% of total revenues in fiscal 1996.

INCOME TAXES

The Company recorded an income tax provision in fiscal 1995 of $3,294,000, an effective tax rate of 35.8%, compared to effective tax rates of 38.1% in fiscal 1994 and 37.4% in fiscal 1993. The decrease in the Company's income tax rate in fiscal 1995 was due primarily to the deduction of losses related to the investment in a foreign subsidiary. The Company expects that its income tax rate in fiscal 1996 will be approximately 36%.

NET EARNINGS

Net earnings increased by 20% in fiscal 1995 and totaled $5,920,000, or 10.5% of total revenues, compared to net earnings of $4,935,000, or 10.3% of total revenues, in fiscal 1994 and net earnings of $4,719,000, or 10.6% of total revenues, in fiscal 1993. The increase in earnings in fiscal years 1995 and 1994 was due to higher sales revenues.

INFLATION

Management believes inflation has not had a material effect on the Company's results of operations or on its financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

                                                  March 31
                                  -----------------------------------------
                                      1995           1994           1993
                                  -----------    -----------    -----------
Cash, cash equivalents
and marketable securities         $ 4,487,000    $ 7,699,000    $ 6,250,000
Working capital                    18,106,000     17,875,000     13,653,000
Long-term debt                           -         1,906,000      1,943,000
Stockholders' equity               35,052,000     28,704,000     23,067,000
Cash flow from operations           5,615,000      5,183,000      4,808,000
Cash dividends paid                   623,000           -              -

The decrease in cash and cash equivalents in fiscal 1995 was due primarily to real estate acquisitions, retirement of long-term debt, and the acquisition of a product line. The Company's current ratio at March 31, 1995 was 4.6 to 1 compared to 5.4 to 1 at March 31, 1994. The Company has an unused $2,000,000 bank line of credit that allows the Company to borrow on an unsecured basis at the prime rate of interest (9% at March 31, 1995).

Inventories and accounts receivable increased during fiscal 1995 due primarily to the increased level of sales.

During fiscal 1995, the Company retired mortgage debt of $1,942,000 on one of its buildings, purchased a 21,000 square foot building in Heerlen, The Netherlands for $1,539,000, and acquired 5.2 acres of undeveloped land in Plymouth, Minnesota for $530,000. The Company also continued to expand its production facilities to increase capacity to manufacture new products in fiscal 1995. The Company expended a total of $3,573,000 for plant improvements and equipment in fiscal 1995 compared to $2,970,000 in fiscal 1994 and $3,270,000 in fiscal 1993. The Company plans to invest approximately $4,000,000 in capital equipment in fiscal 1996 to meet the needs of its expanding business.

In fiscal 1995, the Company acquired an endoscope reprocessing product line for $934,000, paid in cash. Subsequent to year-end, in April 1995, the Company acquired a group of hollow fiber product lines for $1,402,000 in cash, payable in two cash installments through July 1995. Assets acquired in both of these transactions included inventory, equipment, and goodwill.

During fiscal years 1994 and 1993, the Company repurchased 27,500 shares and 98,200 shares of its common stock in open market transactions for $264,000 and $1,337,000, respectively.

The Company believes that its strong financial condition at March 31, 1995, along with funds expected to be generated from operations, will be sufficient to meet its working capital and capital equipment needs in fiscal 1996.

FOREIGN CURRENCY TRANSACTIONS

Substantially all of the Company's U.S.-based export sales are invoiced and paid in U.S. dollars. The transactions of the Company's German-based subsidiary are invoiced and paid in German marks and U.S. dollars. The Company does not currently hedge its foreign currency transactions. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Reports of Independent Certified Public Accountants are contained on pages 19 through 31 of this report.

QUARTERLY FINANCIAL DATA

Quarterly financial data has not been submitted because the Company has less than 800 shareholders of record.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Grant Thornton LLP, the Company's independent accountants since 1974, was dismissed on January 30, 1995 and Price Waterhouse LLP was appointed as the CompanyOs new independent accountants. Grant Thornton's report on the financial statements for the years ended March 31, 1994 and 1993 was unqualified. There have been no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There have occurred no "reportable events" as defined in Item 304(a) of Regulation S-K. The decision to change accountants was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

                                    PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 30, 1995, and is incorporated herein by reference.

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item will be included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 30, 1995, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information required under this Item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 30, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item with respect to certain relationships and related transactions, will be included under the heading "Certain Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 30, 1995, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K
                                                                     Page
                                                                  ----------

   (a) DOCUMENTS FILED AS PART OF REPORT:

        1.     Financial Statements.
               The following consolidated financial
               statements of the Company and its
               subsidiaries are filed as a part of Form 10-K
          (i)    Consolidated Balance Sheets                           19
                 March 31, 1995 and 1994

         (ii)    Consolidated Statements of Earnings                   20
                 three years ended March 31, 1995, 1994, and
                 1993

        (iii)    Consolidated Statements of Stockholders' Equity       21
                 three years ended March 31, 1995, 1994, and
                 1993

         (iv)    Consolidated Statements of Cash Flows                 22
                 three years ended March 31, 1995, 1994, and
                 1993

          (v)    Notes to Consolidated Financial Statements       23  to  29

         (vi)    Reports of Independent Certified Public
                 Accountants                                       30 and 31

       2.        Schedules filed as part of Form 10-K:  none

                 All schedules are omitted because they are not applicable to the Company or because the information required is included in the consolidated financial statements and notes thereto.

       3.        Exhibits included herein:

          3(a)   Articles of Incorporation as amended (1)

          3(b)   Amendment of By-Laws in March 1986 (2)

          3(c)   Restated By-Laws (2)

         4       Form of Specimen Common Stock Certificate (3)

        10(a)    1989 Stock Plan, as amended August 28, 1991 and
                 August 25, 1993 (4)

        10(b) Restated 1982 Incentive Stock Option Plan, as amended (1)

        10(c) Form of Employment Agreement dated April 22, 1986 with certain officers of the Company (5)

        10(d) Form of Amendment dated February 27, 1989 to Employment Agreements dated April 22, 1986 (5)

        10(e) Form of Employment Agreement dated February 27, 1989 with certain officers and key employees of the Company (5)

        10(f)    1990 Employee Stock Purchase Plan, as amended
                 June 1, 1993 (3)

        10(g)    Supplemental Executive Retirement Plan effective
                 April 1, 1995

        10(h)    Severance Agreement with Robert M. Rosner dated
                 March 22, 1995

        10(i)    Consulting Agreement with Robert M. Rosner dated
                 May 31, 1995

        23(a)    Consent of Price Waterhouse LLP

        23(b)    Consent of Grant Thornton LLP

        27       Financial Data Schedules

                 (1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1988,
                       File No. 0-11278.

                 (2) Incorporated by reference to the specified exhibit filed as part of the Company's report on Form 8-K on March 12, 1986, File No. 0-11278.

                 (3)  Incorporated by reference to the specified exhibit
                       filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

                 (4) Incorporated by reference to exhibit 4(a) filed as part of the Company's registration statement on Form S-8, which became effective on December 5, 1989, File
                       No. 33-32070.

                 (5)  Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-11278.

  (b)  REPORTS ON FORM 8-K.
       A report on Form 8-K was filed on January 31, 1995 reporting a change in independent accountants.

MINNTECH CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                      March 31
                                                          --------------------------------
                                                              1995                1994
                                                          ------------        ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $  3,324,738        $  6,206,818
  Marketable securities                                      1,162,607           1,491,969
  Accounts receivable, less allowance for
    doubtful accounts of $125,000 and $124,000              10,329,512           7,716,545
  Inventories                                                7,463,675           5,938,393
  Prepaid expenses and other current assets                    911,544             624,567
                                                          ------------        ------------
     TOTAL CURRENT ASSETS                                   23,192,076          21,978,292

PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and improvements                           9,145,529           7,206,735
  Machinery and equipment                                   15,024,370          14,321,932
  Office and sales equipment                                 2,000,058           1,720,179
                                                          ------------        ------------
                                                            26,169,957          23,248,846
  Less accumulated depreciation                            (10,538,447)        (10,349,046)
                                                          ------------        ------------
                                                            15,631,510          12,899,800
OTHER ASSETS
  Patent costs, net of accumulated amortization
    of $520,300 and $443,800                                   617,254             436,041
  Goodwill, net of accumulated amortization
    of $181,600 and $28,100                                  1,151,185             559,515
  Other                                                        681,566             155,982
                                                          ------------        ------------
                                                          $ 41,273,591        $ 36,029,630
                                                          ------------        ------------
                                                          ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                    $        -          $     36,464
  Accounts payable                                           2,810,844           2,379,818
  Accrued compensation                                       1,684,072             822,610
  Other accrued expenses                                       519,416             546,049
  Income taxes payable                                          71,855             318,363
                                                          ------------        ------------
    TOTAL CURRENT LIABILITIES                                5,086,187           4,103,304

LONG-TERM DEBT                                                     -             1,905,920
DEFERRED CONTRACT REVENUE                                          -               300,000
DEFERRED INCOME TAXES                                        1,135,000           1,016,000
COMMITMENTS                                                        -                   -
STOCKHOLDERS' EQUITY
  Preferred stock - 5,000,000 shares authorized,
    none outstanding                                               -                   -
  Common stock - $.05 par value; 10,000,000
    shares authorized; 6,384,758 and 6,163,757
    shares issued and outstanding                              319,238             308,187
  Additional paid-in capital                                 9,124,098           8,161,543
  Retained earnings                                         25,609,068          20,234,676
                                                          ------------        ------------
                                                            35,052,404          28,704,406
                                                          ------------        ------------
                                                          $ 41,273,591        $ 36,029,630
                                                          ------------        ------------
                                                          ------------        ------------


The accompanying notes are in integral part of these statements.

                                      19

MINNTECH CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

                                                       Years ended March 31
                                            ------------------------------------------
                                                1995           1994           1993
                                            ------------   ------------   ------------
REVENUES
 Net sales - products                       $55,882,512    $47,487,981    $44,016,645
 Contract revenues                              300,000        300,000        300,000
                                            -----------    -----------    -----------
   Total revenues                            56,182,512     47,787,981     44,316,645
OPERATING COSTS AND EXPENSES
 Cost of product sales                       31,774,240     26,620,243     24,799,821
 Research and development                     3,133,075      2,892,514      2,404,838
 Selling, general and administrative         11,939,902     10,053,196      9,552,534
 Amortization of intangible assets              358,068        197,578        141,473
                                            -----------    -----------    -----------
   Total operating costs and expenses        47,205,285     39,763,531     36,898,666
                                            -----------    -----------    -----------


EARNINGS FROM OPERATIONS                      8,977,227      8,024,450      7,417,979
OTHER INCOME (EXPENSE)
 Interest expense                              (192,009)      (250,697)      (242,119)
 Interest income and other, net                 428,639        206,352        257,926
 Income from settlement of litigation,
   net of expenses                                 -              -            99,374
                                            -----------    -----------    -----------
                                                236,630        (44,345)       115,181
                                            -----------    -----------    -----------

EARNINGS BEFORE INCOME TAXES                  9,213,857      7,980,105      7,533,160
Provision for income taxes                    3,294,000      3,045,000      2,814,000
                                            -----------    -----------    -----------

NET EARNINGS                                 $5,919,857    $ 4,935,105    $ 4,719,160
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

NET EARNINGS PER SHARE                       $      .90    $       .78    $       .72
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
Weighted average common and common
 equivalent shares                            6,613,391      6,354,348      6,524,277
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------


The accompanying notes are an integral part of these statements.

MINNTECH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                   Common Stock
                                            --------------------------
                                               Shares                      Additional
                                             Issued and                      Paid-In       Retained
                                             Outstanding       Amount        Capital       Earnings         Total
                                            ------------      --------    ------------   ------------   ------------
 BALANCES APRIL 1, 1992                       5,866,552       $293,327    $ 8,258,053    $10,579,673    $19,131,053
 Exercise of stock options,
  net of 50,590 shares
  surrendered in payment                        308,405         15,420        315,118          -            330,538
 Tax benefit from exercise of
  stock options                                     -              -          376,400          -            376,400
 Surrender of common stock in
  payment of employee taxes                      (9,803)          (490)      (156,358)         -           (156,848)
 Repurchases of common stock                    (98,200)        (4,910)    (1,332,070)         -         (1,336,980)
 Foreign currency translation
  adjustment                                        -              -             -             3,176          3,176
 Net earnings                                       -              -             -         4,719,160      4,719,160
                                              ---------       --------    -----------    -----------    -----------
 BALANCES MARCH 31, 1993                      6,066,954        303,347      7,461,143     15,302,009     23,066,499
 Exercise of stock options,
  net of 19,971 shares
  surrendered in payment                        124,303          6,215        314,488          -            320,703
 Tax benefit from exercise of
  stock options                                     -              -          648,100          -            648,100
 Repurchases of common stock                    (27,500)        (1,375)      (262,188)         -           (263,563)
 Foreign currency translation
  adjustment                                        -              -             -            (2,438)        (2,438)
 Net earnings                                       -              -             -         4,935,105      4,935,105
                                              ---------       --------    -----------    -----------    -----------
 BALANCES MARCH 31, 1994                      6,163,757        308,187      8,161,543     20,234,676     28,704,406
 Exercise of stock options,
  net of 25,465 shares
  surrendered in payment                        221,001         11,051        898,355          -            909,406
 Tax benefit from exercise of
  stock options                                     -              -           64,200          -             64,200
 Dividend paid                                      -              -             -          (623,250)      (623,250)
 Unrealized holding losses
  on investments                                                                            (153,803)      (153,803)
 Foreign currency translation
  adjustment                                        -              -             -           231,588        231,588
 Net earnings                                       -              -             -         5,919,857      5,919,857
                                              ---------       --------    -----------    -----------    -----------
 BALANCES MARCH 31, 1995                      6,384,758       $319,238    $ 9,124,098    $25,609,068    $35,052,404
                                              ---------       --------    -----------    -----------    -----------
                                              ---------       --------    -----------    -----------    -----------


The accompanying notes are an integral part of these statements.

                                      21

MINNTECH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years ended March 31
                                                           -----------------------------------------
                                                               1995           1994           1993
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                               $ 5,919,857    $ 4,935,105    $ 4,719,160
  Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities
      Depreciation and amortization                          2,775,352      2,290,535      2,152,013
      Tax benefit from stock option exercises                   64,200        648,100        376,400
      Deferred contract revenue                               (300,000)      (300,000)      (300,000)
      Foreign currency exchange gain                          (204,146)           -              -
      Deferred income taxes                                     31,800        105,000        163,000
      Other                                                     90,528        118,790         22,099
      Changes in assets and liabilities:
        Accounts receivable                                 (2,429,575)      (994,149)    (1,600,383)
        Inventories                                         (1,198,859)      (537,629)    (1,208,786)
        Prepaid expenses                                      (157,777)      (140,930)      (128,011)
        Accounts payable                                       432,485        (60,532)       438,866
        Accrued expenses                                       837,459       (762,346)       292,805
        Income taxes payable                                  (246,647)      (119,242)      (119,584)
                                                           -----------    -----------    -----------
        Total adjustments                                     (305,180)       247,597         88,419
                                                           -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    5,614,677      5,182,702      4,807,579

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                       (5,111,925)    (2,970,214)    (3,269,893)
  Purchase of undeveloped land                                (529,842)           -              -
  Proceeds from sale of equipment                               18,772         22,965        135,696
  Purchase of marketable securities                                -              -       (1,569,616)
  Patent application costs                                    (385,725)      (268,120)      (242,081)
  Acquisition of product lines                                (933,600)      (467,453)      (133,060)
  Other                                                         (1,742)        (2,572)       (16,751)
                                                           -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                       (6,944,062)    (3,685,394)    (5,095,705)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt                                (1,942,384)       (29,402)    (1,020,682)
  Proceeds from long-term debt                                     -              -           19,695
  Proceeds from exercise of stock options                      909,406        320,703        330,538
  Payment of cash dividend                                    (623,250)           -              -
  Repurchases of common stock                                      -         (263,563)    (1,493,828)
                                                           -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                      (1,656,228)        27,738     (2,164,277)

Effects of exchange rate changes on foreign currency
  cash balances                                                103,533          1,872         11,312
                                                           -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                               (2,882,080)     1,526,918     (2,441,091)
Cash and cash equivalents at beginning of year               6,206,818      4,679,900      7,120,991
                                                           -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 3,324,738    $ 6,206,818    $ 4,679,900
                                                           -----------    -----------    -----------
                                                           -----------    -----------    -----------


The accompanying notes are an integral part of these statements.

                                      22

MINNTECH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

Minntech Corporation is a leader in developing, manufacturing and marketing medical devices, sterilants and water filtration products. The Company's products are used in kidney dialysis, open-heart surgery and in the preparation of pure water for medical, industrial and laboratory use.

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Sales are recognized at the time products are shipped. The Company allows customers to return products for credit upon written authorization from the Company.

Contract revenues derived from development and marketing agreements are recorded as earned based on the performance requirements of the contract.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of:

                                           March 31
                                   -------------------------
                                      1995           1994
                                   ----------     ----------
     Cash                          $1,819,125     $1,269,760
     Commercial paper                 502,213      3,935,088
     Municipal bonds                1,003,400      1,001,970
                                   ----------     ----------
                                   $3,324,738     $6,206,818
                                   ----------     ----------
                                   ----------     ----------

A substantial portion of the Company's cash balances are held in one financial institution.

Commercial paper and municipal bonds are stated at fair value, which approximates cost at March 31, 1995 and 1994.

MARKETABLE SECURITIES

The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), on April 1, 1994. In accordance with SFAS 115, prior period financial statements were not restated to reflect the change in accounting principle. The effect of applying the new standard to prior periods would not have had a material impact on the Company's financial statements.

Marketable securities consisted of investments in bond funds. At March 31, 1995, the adjusted cost and fair value were $1,402,410 and $1,162,607, respectively. Unrealized holding losses amounted to $239,803. These holding losses, net of income taxes, are reported as a reduction in stockholders' equity.

                                      23

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.
Inventories consisted of:

                                                   MARCH 31
                                        -------------------------------
                                           1995                1994
                                        -----------         -----------
     Finished goods                     $ 2,658,231         $ 2,952,356
     Materials and work-in-process        4,805,444           2,986,037
                                        -----------         -----------
                                        $ 7,463,675         $ 5,938,393
                                        -----------         -----------
                                        -----------         -----------

PROPERTY AND EQUIPMENT

Property and equipment are depreciated on a straight-line basis over their estimated service lives. Accelerated and straight-line methods are used for income tax reporting purposes.

PATENT COSTS
Patent application costs consist principally of legal and filing fees and are capitalized and amortized over five years.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets acquired and is amortized using the straight-line method over five to seven years. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

INCOME TAXES

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard required a change from the deferred method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The adoption of this standard did not have a material impact on the Company's financial statements and no cumulative effect adjustment was required.

FOREIGN CURRENCY TRANSLATION

Foreign assets and liabilities are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the year. Unrealized translation adjustments are reported as a component of stockholders' equity.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the 1993 and 1994 financial statements to the 1995 presentation.
                                      24
                                                       Page 25 of 53

NOTE B - LONG-TERM DEBT

Long-term debt consisted of:

                                                            MARCH 31
                                                -------------------------------
                                                   1995                1994
                                                -----------         -----------
     Mortgage note, interest rate of 10.25%,
     due in monthly installments of $18,528
     including interest through November 1997.
     Paid in full on December 1, 1994.          $    -              $ 1,931,459
     Other                                           -                   10,925
                                                -----------         -----------
                                                                      1,942,384
     Less current maturities                         -                  (36,464)
                                                -----------         -----------
                                                $    -              $ 1,905,920
                                                -----------         -----------
                                                -----------         -----------

Cash payments for interest amounted to approximately $192,000, $251,000 and $242,000 for fiscal years 1995, 1994, and 1993, respectively.

At March 31, 1995, the Company had an unused line of credit with a commercial bank that allows the Company to borrow up to $2,000,000 on an unsecured basis at the prime rate of interest (9% at March 31, 1995). This line of credit expires October 31, 1995.

NOTE C - SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to one unaffiliated customer accounted for approximately 25%, 30% and 35% of sales in fiscal years 1995, 1994 and 1993, respectively. The Company has a corresponding concentration of accounts receivable due from this customer.
Sales to this customer are made under a contract which was scheduled to expire December 31, 1995. In April 1995, the term of the contract was extended to June 30, 1997.

Consolidated sales outside the United States, principally to customers in Western Europe and the Far East, amounted to $7,261,000, $4,586,000, and $3,856,000 in fiscal years 1995, 1994 and 1993, respectively.

NOTE D - CONTRACT REVENUES

In January 1992, the Company entered into an agreement to manufacture and supply hollow fiber membrane to another party. In consideration for entering into this contract, the Company received a cash fee of $1,000,000, of which $900,000 was deferred and earned at the rate of $300,000 per year over the three-year period ended March 31, 1995.









                                      25
                                                     Page 26 of 53

NOTE E - INCOME TAXES

The provision for income taxes consisted of the following:

     Year ended March 31,           Federal           State             Total
     --------------------         -----------      -----------       -----------
     1995
     Currently payable            $ 3,016,300      $   245,900       $ 3,262,200
     Deferred                          25,800            6,000            31,800
                                  -----------      -----------       -----------
                                  $ 3,042,100      $   251,900       $ 3,294,000
                                  -----------      -----------       -----------
                                  -----------      -----------       -----------
     1994
     Currently payable            $ 2,721,000      $   219,000       $ 2,940,000
     Deferred                         102,000            3,000           105,000
                                  -----------      -----------       -----------
                                  $ 2,823,000      $   222,000       $ 3,045,000
                                  -----------      -----------       -----------
                                  -----------      -----------       -----------
     1993
     Currently payable            $ 2,454,900      $   196,100       $ 2,651,000
     Deferred                         135,500           27,500           163,000
                                  -----------      -----------       -----------
                                  $ 2,590,400      $   223,600       $ 2,814,000
                                  -----------      -----------       -----------
                                  -----------      -----------       -----------


The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes as follows:

                                               Years ended March 31
                                  ----------------------------------------------
                                     1995              1994             1993
                                  -----------      -----------       -----------
      Income tax expense at
         statutory federal
         income tax rates         $ 3,132,700      $ 2,713,200       $ 2,561,300
      Foreign subsidiary losses        72,100          224,800            98,900
      State income taxes, net
         of federal tax benefit       166,300          155,000           147,600
      Exempt income
         attributable to
         foreign sales                (59,200)            -                 -
      Other, net                      (17,900)         (48,000)            6,200
                                  -----------      -----------       -----------
                                  $ 3,294,000      $ 3,045,000       $ 2,814,000
                                  -----------      -----------       -----------
                                  -----------      -----------       -----------

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                             March 31
                                                    ---------------------------
                                                       1995             1994
                                                    ----------       ----------
Deferred tax assets
  Foreign subsidiary net operating losses           $  705,300       $  385,500
  Inventories                                          108,200          119,800
  Unrealized holding losses on investments              86,000             -
  Accrued vacation pay                                 126,000          112,600
  Other, net                                            59,000          (26,400)
                                                    ----------       ----------
  Gross deferred tax asset                           1,084,500          591,500
  Valuation allowance                                 (705,300)        (385,500)
                                                    ----------       ----------
  Net deferred tax asset                            $  379,200       $  206,000
                                                    ----------       ----------
                                                    ----------       ----------
Deferred tax liability
  Plant and equipment depreciation                  $1,135,000       $1,016,000
                                                    ----------       ----------
                                                    ----------       ----------

The Company recorded valuation allowances related to foreign subsidiary net operating losses which are not recognized until utilized.

Cash payments for income taxes were approximately $3,452,000, $2,475,900 and $2,394,000 in fiscal years 1995, 1994 and 1993, respectively.

NOTE F - COMMITMENTS

OPERATING LEASES

Total rental expense for operating leases for fiscal years 1995, 1994 and 1993 was approximately $808,000, $680,000 and $514,000, respectively.

Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 1995:

            Fiscal Year                          Amount
            -----------                          ------
               1996                           $ 415,088
               1997                             181,502
               1998                              93,609
               1999                              24,673
                                              ---------
                                              $ 714,872
                                              ---------
                                              ---------

SEVERANCE AGREEMENTS

The Company has employment agreements with certain officers that provide severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100% of such severance benefits if they are involuntarily terminated and 50% of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 1995 was approximately $3,469,000.


                                      27
                                                       Page 28 of 53

NOTE G - STOCK OPTIONS

At March 31, 1995, the Company had 2,090,466 shares of common stock reserved under its 1982 Incentive Stock Option Plan and 1989 Stock Plan. The plans provide for incentive stock options and other options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the common stock at the date of grant.

Option transactions under these plans during the three years ended March 31, 1995 are summarized as follows:

                                      Number       Average          Option
                                    of Shares    Option Price     Price Range
                                    ---------    ------------   ----------------
  Outstanding at April 1, 1992      1,480,755    $   7.42       $ 2.03 -  $17.25
  Granted                             383,150       13.74        13.00 -   15.38
  Exercised                          (344,208)       2.76         2.03 -   10.83
  Cancelled                           (47,165)      11.26         4.83 -   16.75
                                    ---------
  Outstanding at March 31, 1993     1,472,532       10.03         2.03 -   17.25
  Granted                             398,150       11.31         9.50 -   11.50
  Exercised                          (128,722)       2.90         2.03 -   11.25
  Cancelled                          (176,438)      12.29         4.83 -   16.75
                                    ---------
  Outstanding at March 31, 1994     1,565,522        9.87         2.03 -   16.75
  Granted                              96,150       14.45        10.88 -   15.83
  Exercised                          (231,421)       4.89         2.03 -   13.75
  Cancelled                          (121,035)      12.60         9.50 -   15.83
                                    ---------
  Outstanding at March 31, 1995     1,309,216       10.84         2.03 -   16.75
                                    ---------
                                    ---------

In July 1993, 234,000 options granted in 1991 and 1992 with exercise prices ranging from $14.00 to $17.25 were repriced to $11.25 per share, the market price at the time of repricing.

Options to purchase 936,772 shares were exercisable at March 31, 1995.

The Company adopted an employee stock purchase plan on June1, 1990. Under the plan, 562,500 shares of common stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10% of their base salaries for purchase of common stock at 85% of fair market value.

A total of 63,490 shares have been issued under the plan since inception as follows:

                                                    Number
                                        May 31      of Shares
                                        ------      ---------
                                         1994       15,045
                                         1993       15,552
                                         1992       14,787
                                         1991       18,106

At March 31, 1995, the Company held a total of $150,500 in payroll withholdings for the purchase of stock under the plan.

NOTE H - PROFIT SHARING AND RETIREMENT SAVINGS
The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 10% of their salaries. The Company matches 10% of employee contributions to a maximum of 6/10ths of 1% of compensation. The Company also makes annual profit sharing contributions to the plan at the discretion of the Board of Directors. The Company's contributions are as follows:

                                                 Years ended March 31
                                        ---------------------------------------
                                          1995           1994           1993
                                        ---------      ---------      ---------
     Matching
      401(k)contributions               $  38,800      $  32,900      $  29,000

     Profit sharing contributions         363,600        171,700        313,500
                                        ---------      ---------      ---------
                                        $ 402,400      $ 204,600      $ 342,500
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

NOTE I - PREFERRED STOCK
The Company's Board of Directors is authorized to issue five million shares of no par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights, and other preferences of each series. No shares have been issued under this authorization.

NOTE J - NET EARNINGS PER SHARE
Net earnings per share are computed based on the weighted average number of common shares and common equivalent shares outstanding. Common share equivalents include potentially dilutive stock options using the "modified treasury stock" method. Shares used in the computations are as follows:

                                                 Years ended March 31
                                        ---------------------------------------
                                          1995           1994           1993
                                        ---------      ---------      ---------
     Weighted average common shares
      outstanding                       6,274,270      6,129,153      5,990,009

     Weighted average common equivalent
      shares for stock options            339,121        225,195        534,268
                                        ---------      ---------      ---------
                                        6,613,391      6,354,348      6,524,277
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------







                                      29
                                                        Page 30 of 53

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Minntech Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 1995 and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Minneapolis, Minnesota
May 25 , 1995
















                                      30
                                                      Page 31 of 53

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors and Stockholders
Minntech Corporation and Subsidiaries



We have audited the accompanying consolidated balance sheet of Minntech Corporation (a Minnesota corporation) and Subsidiaries as of March 31, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minntech Corporation and Subsidiaries as of March 31, 1994 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended March 31, 1994 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Minneapolis, Minnesota
May 20, 1994












                                      31
                                                    Page 32 of 53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MINNTECH CORPORATION

                                                   (Registrant)
                                             By: /s/ Louis C. Cosentino, Ph.D.
                                                ------------------------------
                                                Louis C. Cosentino, Ph.D.
Date:  June 23, 1995                            President and Chief Executive
                                                Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Louis C. Cosentino, Ph.D.      President, Chief Executive Officer and
- - ------------------------------     Director
Louis C. Cosentino, Ph.D.          (Principal Executive Officer)   June 23, 1995


/s/ David F. Meyer                 Vice President Finance and Chief Financial
- - ------------------------------     Officer
David F. Meyer                     (Principal Accounting and Financial Officer)
                                                                   June 23, 1995

/s/ George Heenan                  Director                        June 23, 1995
- - ------------------------------
George Heenan

/s/ Amos Heilicher                 Director                        June 23, 1995
- - ------------------------------
Amos Heilicher

/s/ Robert M. Rosner               Director                        June 23, 1995
- - ------------------------------
Robert M. Rosner

/s/ Donald J. Shapiro              Director                        June 23, 1995
- - ------------------------------
Donald J. Shapiro

/s/ Fred L. Shapiro, M.D.          Director                        June 23, 1995
- - ------------------------------
Fred L. Shapiro, M.D.

/s/ Donald H. Soukup               Director                        June 23, 1995
- - ------------------------------
Donald H. Soukup






                                      32
                                                      Page 33 of 53

                              INDEX TO EXHIBITS



 10(g)  Supplemental Executive Retirement Plan effective
        April 1, 1995

 10(h)  Severance Agreement with Robert M. Rosner dated
        March 22, 1995

 10(i)  Consulting Agreement with Robert M. Rosner dated
        May 31, 1995

 23(a)  Consent of Price Waterhouse LLP

 23(b)  Consent of Grant Thornton LLP

 27     Financial Data Schedule