Form 10-Q
period 1995-06-30
MINNTECH CORP
filed 1995-08-14
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended JUNE 30, 1995  or
                                   --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to
                                     ----------     ----------

     COMMISSION FILE NUMBER 0-11278
                            -------


                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)


      MINNESOTA                                             41-1229121
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


                           14605 - 28TH AVENUE NORTH
                         MINNEAPOLIS, MINNESOTA   55447
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:   (612) 553-3300

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          Class                              Outstanding at July 31, 1995
-------------------------                    -----------------------------------
  Common Stock, $0.05 par value                   6,437,015 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                                  June 30, 1995

                                      Index

PART I. FINANCIAL INFORMATION                                         Page
                                                                      ----
 Item 1. Financial Statements

            Condensed Consolidated Statements of Earnings             3

            Condensed Consolidated Balance Sheets                     4

            Condensed Consolidated Statements of Cash Flows           5

            Notes to Condensed Consolidated Financial Statements      6

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                            8

Exhibit                                                               9


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (In thousands except per share amounts)


                                                                             Three Months Ended
                                                                                  June 30
                                                                         ---------------------------
                                                                          1995                1994
                                                                         -------             -------
REVENUES
 Net sales - products                                                    $15,444             $13,668
 Contract revenues                                                             -                  75
                                                                         -------             -------
   Total  revenues                                                        15,444              13,743
OPERATING COSTS AND EXPENSES
 Cost of product sales                                                     9,153               7,811
 Research and development                                                    754                 736
 Selling, general and administrative                                       3,579               2,779
 Amortization of intangible assets                                           140                  75
                                                                         -------             -------
   Total operating costs and expenses                                     13,626              11,401
                                                                         -------             -------

EARNINGS FROM OPERATIONS                                                   1,818               2,342

Other income, net                                                             45                  67
                                                                         -------             -------

EARNINGS BEFORE INCOME TAXES                                               1,863               2,409

Provision for income taxes                                                   670                 864
                                                                         -------             -------

NET EARNINGS                                                             $ 1,193             $ 1,545
                                                                         -------             -------
                                                                         -------             -------

NET EARNINGS PER SHARE                                                   $   .18             $   .24
                                                                         -------             -------
                                                                         -------             -------

Weighted average common and common
  equivalent shares                                                        6,683               6,492
                                                                        --------             -------
                                                                        --------             -------

                              MINNTECH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

     ASSETS                                                            June 30,           March 31,
                                                                         1995                1995
                                                                       ---------          ---------
CURRENT ASSETS
   Cash and cash equivalents                                           $   3,855          $   3,325
   Marketable securities                                                   1,163              1,163
   Accounts receivable, net                                               10,312             10,329
   Inventories
     Finished goods                                                        3,361              2,658
     Materials and work-in-process                                         5,261              4,806
   Prepaid expenses                                                          821                911
                                                                       ---------          ---------
     TOTAL CURRENT ASSETS                                                 24,773             23,192

PROPERTY AND EQUIPMENT, AT COST                                            9,629              9,146
   Land, buildings and improvements                                       18,016             17,024
                                                                       --------           ---------
   Machinery and equipment                                                27,645             26,170
   Less accumulated depreciation                                        (11,118)            (10,538)
                                                                       --------           ---------
                                                                          16,527             15,632
OTHER ASSETS   Patent costs, net                                             643                617
   Goodwill, net                                                           1,699              1,151
   Other                                                                   1,220                682
                                                                       ---------           --------
                                                                       $  44,862           $ 41,274
                                                                       ---------           --------
                                                                       ---------           --------
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                                        $     701            $      -
   Accounts payable                                                        4,228               2,811
   Accrued expenses                                                        1,274               2,204
   Income taxes payable                                                      541                  72
                                                                       ---------            --------
   TOTAL CURRENT LIABILITIES                                               6,744               5,087

DEFERRED COMPENSATION                                                         84                   -
DEFERRED INCOME TAXES                                                      1,165               1,135

STOCKHOLDERS' EQUITY
   Preferred stock, no par value                                               -                   -
   Common stock, $.05 par value                                              321                 319
   Additional paid-in capital                                              9,563               9,124
   Retained earnings                                                      26,985              25,609
                                                                        --------            --------
                                                                          36,869              35,052
                                                                        --------            --------
                                                                        $ 44,862            $ 41,274
                                                                        --------            --------
                                                                        --------            --------

                              MINNTECH CORPORATION

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                              June 30
                                                                     -----------------------
                                                                       1995            1994
                                                                     -------          ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                      $ 1,193          $1,545
     Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
        Depreciation and amortization                                    775            626
        Tax benefit from stock option exercises                           40              -
        Deferred contract revenue                                          -             (75)
        Foreign currency exchange (gain) loss                             31             (59)
        Deferred income taxes                                             30             135
        Other                                                            (65)             31
        Changes in assets and liabilities:
           Accounts receivable                                           177            (367)
           Inventories                                                  (962)           (106)
           Prepaid expenses                                               90             138
           Accounts payable and accrued expenses                         484            (556)
           Income taxes payable                                          469             462
                                                                     -------          ------
               Total adjustments                                       1,069             229
                                                                     -------          ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,262           1,774
                                                                     -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                (1,295)           (679)
   Proceeds from sale of equipment                                         -              12
   Patent application costs                                              (90)            (46)
   Purchase of product line                                             (733)             -
   Other                                                                   -              (1)
                                                                     -------          ------
NET CASH USED IN INVESTING ACTIVITIES                                 (2,118)           (714)
                                                                     -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long-term debt                                              -             (17)
   Proceeds from exercise of stock options                               401             141
                                                                     -------          ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                401             124
                                                                     -------          ------

Effects of exchange rate changes on foreign currency
   cash balances                                                         (15)            (10)
                                                                     -------          ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                530           1,174

Cash and cash equivalents at beginning of period                       3,325           6,207
                                                                     -------          ------
Cash and cash equivalents at end of period                           $ 3,855          $7,381
                                                                     -------          ------
                                                                     -------          ------

                              MINNTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE A - FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 1995 as filed with the Securities and Exchange Commission.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE B - NET EARNINGS PER SHARE

The calculations of net earnings per common and common equivalent shares are presented in the following table. All amounts are in thousands except per share amounts.

                                                                          Three Months Ended
                                                                                 June 30
                                                                        ----------------------
                                                                         1995            1994
                                                                        ------          ------
Net earnings                                                            $1,193          $1,124
                                                                        ------          ------
                                                                        ------          ------
Weighted average common shares
   outstanding                                                           6,411           6,188

Weighted average common equivalent
   shares for stock options                                                272             304
                                                                        ------          ------
Weighted average common and common
   equivalents shares                                                    6,683           6,492
                                                                        ------          ------
                                                                        ------          ------
Net earnings per share                                                  $  .18          $  .24
                                                                        ------          ------
                                                                        ------          ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the first quarter ended June 30, 1995 increased by $1,701,000, or 12%, from revenues in the first quarter of the prior year. The increase in revenues was primarily due to increased unit sales of hemoconcentrators and hemofilters. During the quarter the Company completed the acquisition of the hemoconcentrator, hemofilter and dialysate filter product line from Amicon Ireland Ltd. Sales of the Amicon products totaled almost $500,000 in the first quarter. Sales of dialysis supplies increased due to a doubling of dialyzer sales from one year ago. Reprocessing product sales increased due primarily to increased sales of reuse supplies which more than offset a decline in Renatron - Registered Trademark- sales.

Net sales by product group are summarized on the following table:


                                                       Three Months Ended June 30
                                                     -------------------------------
                                                        1995                 1994
                                                     -----------         -----------
Dialysis supplies and devices                        $ 4,960,000         $ 4,817,000
Reprocessing products                                  4,559,000           4,144,000
Cardiosurgery  products                                5,563,000           4,511,000
Water purification products                              362,000             196,000
                                                     -----------         -----------
                                                     $15,444,000         $13,668,000
                                                     -----------         -----------
                                                     -----------         -----------

Gross profit from product sales for the quarter ended June 30, 1995 was $6,291,000, or 40.7% of net sales, compared to $5,857,000, or 42.9% of net sales, for the first quarter last year. The decline in margin from one year ago was due primarily to increased manufacturing expenses related to expansion of the fiber products manufacturing group.

Research and development expenses for the quarter ended June 30, 1995 totaled $754,000, or 4.9% of total revenues, compared to $736,000, or 5.4% of total revenues, in the first quarter one year ago. The Company expects that total research and development expenses for the fiscal year ending March 31,1996 will approximate 6% of revenues.

Selling, general and administrative expenses for the quarter ended June 30, 1995 were $3,579,000, or 23.2% of revenues, compared to $2,779,000, or 20.2% of revenues, in the first quarter one year ago. Selling, general and administrative expenses have increased due to expansion of sales and administrative staffs and expanded marketing efforts in the United States and Europe.

The Company's effective income tax rate was 36.0% in the quarter ended June 30, 1995 compared to a rate of 35.9% in the first quarter of the prior year.

The Company reported net earnings of $1,193,000, or 7.7% of total revenues, for the quarter ended June 30, 1995 compared to earnings of $1,545,000, or 11.2% of total revenues, in the first quarter one year ago. The decline in net earnings and profitability was due to higher manufacturing expenses and increased selling, general and administrative expenses during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995, the Company had $5,018,000 of cash, cash equivalents and marketable securities, an increase of $530,000 from the balance at March 31, 1995. Working capital at June 30, 1995 was $18,029,000 compared to $18,105,000 at March 31, 1995. The increase in cash and working capital was due to funds generated from profitable operations. The Company's current ratio at June 30, 1995 was 3.7 to 1 compared to 4.6 to 1 at March 31,1995.

During the quarter the Company acquired the Amicon Ireland Ltd. hollow fiber product lines for $1,402,000 in cash, payable in two cash installments in April and July 1995. The Company acquired $1,295,000 of capital equipment during the quarter ended June 30, 1995 and expects to invest approximately $4,000,000 in capital equipment for the full fiscal year.

The Company believes that its strong financial condition at June 30, 1995, along with funds expected to be generated from operations, will be sufficient to meet its working capital and capital equipment needs in fiscal year 1996.

PART II - OTHER INFORMATION

           (a)      Exhibits

                    10.  Emeritus Director Consulting Plan effective April 8,
                         1995

                    27.  Financial Data Schedule

           (b)      Reports on Form 8-K
                    No reports on Form 8-K have been filed during the quarter ended June 30 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MINNTECH CORPORATION

DATE: August 11, 1995
     -----------------
                                                  /s/ David F. Meyer
                                                  -----------------------------
                                                  David F. Meyer
                                                  Vice President, Finance
                                                  (Duly authorized officer)
                                                  (Principal financial officer)