Form 10-Q
period 1995-09-30
MINNTECH CORP
filed 1995-11-14
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended SEPTEMBER 30, 1995  or

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from                   to
                                         ------------------   --------------
          COMMISSION FILE NUMBER 0-11278
                                 -------

                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)




         MINNESOTA                                 41-1229121
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


                           14605 - 28TH AVENUE NORTH
                         MINNEAPOLIS, MINNESOTA   55447
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:   (612) 553-3300
                                --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding at October 31, 1995
-------------------------------    -------------------------------
Common Stock, $0.05 par value      6,540,975 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1995



                                      Index

                                                                  Page
                                                                  ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

               Condensed Consolidated Statements of Earnings         3

               Condensed Consolidated Balance Sheets                 4

               Condensed Consolidated Statements of Cash Flows       5

               Notes to Condensed Consolidated Financial Statements  6

 Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations         7

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders        8

 Item 6.  Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                           9

Exhibit index                                                       10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                                  Three Months Ended               Six Months Ended
                                                                     September 30                    September 30
                                                                     ------------                    ------------

                                                                  1995           1994           1995           1994
                                                             -----------    ------------    ----------      ---------
REVENUES
  Net sales - products                                       $    16,316    $    13,438     $   31,761      $  27,106
  Contract revenues                                                   --             75             --            150
                                                             -----------    -----------     ----------      ---------
    Total  revenues                                               16,316         13,513         31,761         27,256
OPERATING COSTS AND EXPENSES
  Cost of product sales                                            9,505          7,501         18,658         15,312
  Research and development                                           926            821          1,681          1,557
  Selling, general and administrative                              3,631          2,929          7,210          5,708
  Amortization of intangible assets                                  155             70            295            145
  Loss due to fiber production scale-up                              936             --            936             --
                                                             -----------    -----------     ----------      ---------
   Total operating costs and expenses                             15,153         11,321         28,780         22,722
                                                             -----------    -----------     ----------      ---------

EARNINGS FROM OPERATIONS                                           1,163          2,192          2,981          4,534
Other income, net                                                      2             62             47            129
                                                             -----------    -----------     ----------      ---------

EARNINGS BEFORE INCOME TAXES                                       1,165          2,254          3,028          4,663

Provision for income taxes                                           418            785          1,088          1,649
                                                             -----------    -----------     ----------      ---------

NET EARNINGS                                                 $       747    $     1,469     $    1,940      $   3,014
                                                             -----------    -----------     ----------      ---------
                                                             -----------    -----------     ----------      ---------

NET EARNINGS PER SHARE                                              $.11           $.22           $.29           $.46
                                                             -----------    -----------     ----------      ---------
                                                             -----------    -----------     ----------      ---------

Weighted average common and common
equivalent shares                                                  6,835          6,597          6,759          6,544
                                                             -----------    -----------     ----------      ---------
                                                             -----------    -----------     ----------      ---------


                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


             ASSETS                                         September 30,        March 31,
                                                               1995                1995
                                                            -------------       ----------
CURRENT ASSETS
   Cash and cash equivalents                                $    2,900          $    3,325
   Marketable securities                                         1,172               1,163
   Accounts receivable, net                                     11,051              10,329
   Inventories
     Finished goods                                              2,993               2,658
     Materials and work-in-process                               5,356               4,806
   Prepaid expenses                                              1,211                 911
                                                            ----------          ----------
     TOTAL CURRENT ASSETS                                       24,683              23,192

PROPERTY AND EQUIPMENT, AT COST
   Land, buildings and improvements                              9,217               9,146
   Machinery and equipment                                      18,983              17,024
                                                            ----------          ----------
                                                                28,200              26,170

   Less accumulated depreciation                               (11,671)            (10,538)
                                                            ----------          ----------
                                                                16,529              15,632

OTHER ASSETS
   Patent costs, net                                               652                 617
   Goodwill, net                                                 1,625               1,151
   Other                                                         1,141                 682
                                                            ----------          ----------

                                                            $   44,630          $   41,274
                                                            ----------          ----------
                                                            ----------          ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $    4,384          $    2,811
   Accrued expenses                                              1,178               2,204
   Income taxes payable                                              5                  72
                                                            ----------          ----------
     TOTAL CURRENT LIABILITIES                                   5,567               5,087

DEFERRED COMPENSATION                                              100                 -
DEFERRED INCOME TAXES                                            1,194               1,135

STOCKHOLDERS' EQUITY
   Preferred stock, no par value                                   -                   -
   Common stock, $.05 par value                                    327                 319
   Additional paid-in capital                                   10,478               9,124
   Retained earnings                                            26,964              25,609
                                                            ----------          ----------
                                                                37,769              35,052
                                                            ----------          ----------

                                                            $   44,630          $   41,274
                                                            ----------          ----------
                                                            ----------          ----------


                              MINNTECH CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                  Six Months Ended
                                                                                    September 30
                                                                                -------------------
                                                                                1995         1994
                                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                              $   1,940     $   3,014
       Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
          Depreciation and amortization                                          1,636         1,320
          Tax benefit from stock option exercises                                   65            14
          Deferred contract revenue                                                -            (150)
          Foreign currency exchange (gain) loss                                    118          (105)
          Deferred income taxes                                                     11            71
          Other                                                                    (77)           61
          Changes in assets and liabilities:
             Accounts receivable                                                  (629)         (516)
             Inventories                                                          (756)         (427)
             Prepaid expenses                                                     (267)          108
             Accounts payable and accrued expenses                                 561           177
             Income taxes payable                                                  (67)          (64)
                                                                             ---------     ---------
                Total adjustments                                                  595           489
                                                                             ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        2,535         3,503
                                                                             ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                          (2,274)       (1,614)
   Proceeds from sale of equipment                                                 -              12
   Patent application costs                                                       (166)          (94)
   Purchase of product line                                                     (1,452)         (434)
   Other                                                                            (1)           (1)
                                                                             ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (3,893)       (2,131)
                                                                             ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long-term debt                                                      -             (22)
   Grant from foreign government                                                   331            --
   Proceeds from exercise of stock options                                       1,297           531
   Payment of cash dividend                                                       (653)         (623)
                                                                             ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          975          (114)
                                                                             ---------     ---------

Effects of exchange rate changes on foreign currency cash balances                 (42)            1
                                                                             ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (425)        1,259

Cash and cash equivalents at beginning of period                                 3,325         6,207
                                                                             ---------     ---------

Cash and cash equivalents at end of period                                   $   2,900     $   7,466
                                                                             ---------     ---------
                                                                             ---------     ---------


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



                                                    Three Months Ended              Six Months Ended
                                                       September 30                   September 30
                                                 ---------------------         ---------------------
                                                 1995           1994           1995            1994
                                             ----------    -----------    -----------     ----------
Net earnings                                 $      747    $     1,469    $     1,940     $    3,014
                                             ----------    -----------    -----------     ----------
                                             ----------    -----------    -----------     ----------



Weighted average common shares
 outstanding                                      6,473          6,221          6,442          6,204

Weighted average common
 equivalent shares for stock options                362            376            317            340
                                             ----------    -----------    -----------     ----------

Weighted average common and common
 equivalents shares                               6,835          6,597          6,759          6,544
                                             ----------    -----------    -----------     ----------
                                             ----------    -----------    -----------     ----------


Net earnings per share                       $      .11    $       .22    $       .29     $      .46
                                             ----------    -----------    -----------     ----------
                                             ----------    -----------    -----------     ----------




NOTE C - CASH DIVIDEND

The Company's Board of Directors on August 30, 1995 declared an annual cash dividend of $.10 per share on the Company's common stock. The dividend was paid on September 30, 1995 to stockholders of record as of September 15, 1995.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by product group are summarized on the following table:


                                      Three Months Ended        Six Months Ended
                                          September 30            September 30
                                        -----------------       ----------------
                                       1995        1994        1995        1994
                                    --------    --------    --------    --------

Dialysis supplies and devices       $  4,762    $  4,202    $  9,722    $  9,019
Reprocessing products                  5,492       4,329      10,051       8,473
Cardiosurgery products                 5,665       4,651      11,228       9,162
Water filtration products                397         256         760         452
                                    --------    --------    --------    --------
                                   $  16,316     $13,438   $  31,761     $27,106
                                    --------    --------    --------    --------
                                    --------    --------    --------    --------

Revenues for the second quarter and six months ended September 30, 1995 increased by $2,803,000, or 21%, and $4,505,000, or 17%, respectively, from revenues in the comparable periods one year ago. The increase in revenues was primarily due to increased sales of cardiosurgery products, in particular, unit sales of hemoconcentrators and hemofilters, and unit sales of reprocessing supplies. The revenue increases in dialysis supplies resulted from the addition of the dialysate filter product line acquired from Amicon Ireland, Ltd. during the first quarter and a doubling of dialyzer unit sales from the periods one year ago. Reprocessing product sales increased due primarily to increased sales of reuse supplies and sales of the endoscope product line which was purchased in September 1994. Renatron-Registered Trademark- unit sales for the quarter increased from the quarter one year ago. Renatron-Registered Trademark- sales for the six months are comparable to the same period one year ago. Sales of cardiosurgery products increased due to increased unit sales of hemoconcentrators and hemofilters, including the Amicon product line of hemoconcentrators and hemofilters, which more than offset a small decline in sales of oxygenators.

Gross profit from product sales for the second quarter ended September 30, 1995 was $6,811,000, or 41.7% of net sales, compared to $5,937,000, or 44.2% of net sales, for the quarter one year ago. For the six months ended September 30,1995, gross profit from product sales was $13,103,000, or 41.3% of net sales, compared to $11,794,000, or 43.5% of net sales, for the same period one year ago. The decline in gross margin from one year ago was due primarily to increased unit costs of dialyzer and cardio-filter products due to increased manufacturing expenses related to expansion of the fiber products manufacturing group. During the quarter, the Company recorded a non-recurring $936,000 charge for additional expenses related to fiber production manufacturing expansion.

Research and development expenses for the second quarter totaled $926,000, or 5.7% of revenues, compared to $821,000, or 6.1% of revenues, in the quarter one year ago. For the six months ended September 30, 1995, expenses totaled $1,681,000, or 5.3% of revenues, compared to $1,557,000, or 5.7% of revenues, for the same period one year ago. The Company expects that total research and development expenses for the fiscal year ending March 31, 1996 will approximate 6% of revenues.

Selling, general and administrative expenses for the second quarter ended September 30, 1995 were $3,631,000, or 22.3% of revenues, compared to $2,929,000, or 21.7% of revenues, in the second quarter one year ago. For the six months ended September 30, 1995, selling, general and administrative expenses totaled $7,210,000, or 22.7% of revenues, compared to $5,708,000, or 20.9% of revenues, for the same period one year ago. Selling, general and administrative expenses have increased due to expansion of sales and administrative staffs and expanded marketing efforts in the United States and Europe.

The Company's effective income tax rate for the second quarter and six months ended September 30, 1995 was 35.9%, compared to 34.8% and 35.4% for the same periods one year ago.

The Company reported net earnings of $747,000, or 4.6% of total revenues for the quarter ended September 30, 1995, compared to $1,469,000, or 10.9% of total revenues in the second quarter one year ago. For the six months ended September 30, 1995, earnings were $1,940,000, or 6.1% of total revenues, compared to $3,014,000, or 11.1% of total revenues for the same period one year ago. The decline in net earnings and profitability for the quarter and six months ended September 30, 1995 was due to higher manufacturing expenses related to fiber products production and increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had $4,072,000 of cash, cash equivalents and marketable securities, a decrease of $416,000 from the balance at March 31, 1995. Working capital at September 30, 1995 was $19,116,000 compared to $19,576,000 at March 31, 1995. The decrease in cash and working capital was primarily due to the purchase of a product line and capital equipment purchases during the six months ended September 30, 1995, which exceeded cash generated from profitable operations. The Company's current ratio at September 30, 1995 was 4.4 to 1 compared to 4.6 to 1 at March 31, 1995. The Company expects to invest approximately $4,000,000 in capital equipment for the full fiscal year.

The Company believes that its strong financial condition at September 30, 1995, along with funds expected to be generated from operations, will be sufficient to meet its working capital and capital equipment needs in fiscal year 1996.


PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on August 30, 1995. The stockholders took the following actions: (i) the stockholders elected two directors to serve for terms ending in 1998 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                         Votes  For          Votes Withheld
                                         ----------          --------------
         Louis C. Cosentino, Ph.D.        5,931,016              36,214
         Donald J. Shapiro                5,897,691              69,539

         The names of the remaining directors whose term of office as a director continued after the Annual Meeting are George Heenan, Amos Heilicher, Fred L. Shapiro, M.D., and Donald H. Soukup.

         (ii)The stockholders ratified the appointment of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending March 31, 1996. The stockholders present in person, or by proxy cast the following numbers of votes on this item:


                               Votes For       Votes Against    Votes Abstaining
                               ---------       -------------    ----------------
Ratify Price Waterhouse LLP    5,944,239               5,568              17,423

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              3(a) Amendment to By-Laws effective as of September 14, 1995 3(b) Restated By-Laws effective as of September 14, 1995

              27    Financial Data Schedule

         (b)  Reports on Form 8-K
              No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MINNTECH CORPORATION

DATE:   November 9, 1995
        ----------------

                                               /s/ Louis C. Cosentino, Ph.D.
                                               -----------------------------
                                               President, Chairman
                                                and Chief Executive Officer
                                               (Duly authorized officer)
                                               (Principal financial officer)

                                INDEX TO EXHIBITS


3(a)   Amendment to By-Laws effective as of September 14, 1995

3(b)   Restated By-Laws effective as of September 14, 1995

27     Financial data schedule