Form 10-Q
period 1995-12-31
MINNTECH CORP
filed 1996-02-13
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly period ended DECEMBER 31, 1995  or
                                   ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to ____________________

     COMMISSION FILE NUMBER 0-11278
                            -------



                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)



         MINNESOTA                                41-1229121
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


                           14605 - 28TH AVENUE NORTH
                         MINNEAPOLIS, MINNESOTA   55447
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:   (612) 553-3300

                                   ----------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at January 26, 1996
------------------------------               -------------------------------
Common Stock, $0.05 par value                6,604,549 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                                December 31, 1995



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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                 Three Months Ended             Nine Months Ended
                                                     December 31                   December 31
                                                     -----------                   -----------
                                                 1995           1994           1995           1994
                                              ---------      ---------      ---------      ---------
REVENUES
  Net sales - products                        $  17,149      $  13,964      $  48,910      $  41,070
  Contract revenues                                  --             75             --            225
                                              ---------      ---------      ---------      ---------
    Total revenues                               17,149         14,039         48,910         41,295
OPERATING COSTS AND EXPENSES
  Cost of product sales                           9,591          7,829         28,249         23,142
  Research and development                          729            791          2,410          2,347
  Selling, general and administrative             3,970          3,088         11,180          8,796
  Amortization of intangible assets                 176            103            471            248
  Loss due to fiber production scale-up              --             --            936             --
                                              ---------      ---------      ---------      ---------
    Total operating costs and expenses           14,466         11,811         43,246         34,533
                                              ---------      ---------      ---------      ---------

EARNINGS FROM OPERATIONS                          2,683          2,228          5,664          6,762
  Other income, net                                  44             63             91            192
                                              ---------      ---------      ---------      ---------

EARNINGS BEFORE INCOME TAXES                      2,727          2,291          5,755          6,954

Provision for income taxes                          924            837          2,012          2,486
Minority Interest                                   (63)            --            (63)            --
                                              ---------      ---------      ---------      ---------

NET EARNINGS                                  $   1,866      $   1,454      $   3,806      $   4,468
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

NET EARNINGS PER SHARE                             $.27           $.22           $.56           $.68
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Weighted average common and common
  equivalent shares                               6,989          6,646          6,836          6,578
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

              ASSETS                          December 31,     March 31,
                                                  1995           1995
                                              ------------   -----------
CURRENT ASSETS
   Cash and cash equivalents                  $   4,200      $   3,325
   Marketable securities                          1,185          1,163
   Accounts receivable, net                      12,137         10,329
   Inventories
     Finished goods                               2,935          2,658
     Materials and work-in-process                6,215          4,806
   Prepaid expenses                                 690            911
                                              ---------      ---------
     TOTAL CURRENT ASSETS                        27,362         23,192

PROPERTY AND EQUIPMENT, AT COST
   Land, buildings and improvements               9,276          9,146
   Machinery and equipment                       19,733         17,024
                                              ---------      ---------
                                                 29,009         26,170
   Less accumulated depreciation                (12,345)       (10,538)
                                              ---------      ---------
                                                 16,664         15,632
OTHER ASSETS
   Patent costs, net                                685            617
   Goodwill, net                                  1,540          1,151
   Other                                          1,384            682
                                              ---------      ---------

                                              $  47,635      $  41,274
                                              ---------      ---------
                                              ---------      ---------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                           $   3,917      $   2,811
   Accrued expenses                               1,529          2,204
   Income taxes payable                             229             72
                                              ---------      ---------
     TOTAL CURRENT LIABILITIES                    5,675          5,087

DEFERRED COMPENSATION                               116              -
DEFERRED INCOME TAXES                             1,173          1,135
MINORITY INTEREST                                   387              -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value                      -              -
   Common stock, $.05 par value                     330            319
   Additional paid-in capital                    11,101          9,124
   Retained earnings                             28,853         25,609
                                              ---------      ---------
                                                 40,284         35,052
                                              ---------      ---------

                                              $  47,635      $  41,274
                                              ---------      ---------
                                              ---------      ---------

                              MINNTECH CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Nine Months Ended
                                                                    December 31
                                                                -------------------
                                                                1995           1994
                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                              $   3,806      $   4,468
      Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
          Depreciation and amortization                          2,474          2,049
          Tax benefit from stock option exercises                  274             14
          Deferred contract revenue                                  -           (225)
          Foreign currency exchange (gain) loss                    101           (153)
          Deferred income taxes                                     34            121
          Other                                                     52             95
          Changes in assets and liabilities:
             Accounts receivable                                (1,792)        (1,833)
             Inventories                                        (1,498)          (912)
             Prepaid expenses                                      245             36
             Accounts payable and accrued expenses                 448            785
             Income taxes payable                                  157           (133)
                                                             ---------      ---------
                Total adjustments                                  495           (156)
                                                             ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,301          4,312
                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                          (3,322)        (2,725)
   Purchase of land                                                  -           (516)
   Proceeds from sale of equipment                                   -             18
   Patent application costs                                       (269)          (179)
   Purchases of product lines                                   (1,452)          (434)
   Other                                                          (156)            (1)
                                                             ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                           (5,199)        (3,837)
                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of long-term debt                                        -         (1,942)
   Grant from foreign government                                   335              -
   Proceeds from exercise of stock options                       1,714            586
   Minority interest capital contribution                          450              -
   Payments of cash dividends                                     (653)          (623)
                                                             ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,846         (1,979)
                                                             ---------      ---------

Effects of exchange rate changes on foreign currency
   cash balances                                                   (73)           (35)
                                                             ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                        875         (1,539)

Cash and cash equivalents at beginning of period                 3,325          6,207
                                                             ---------      ---------

Cash and cash equivalents at end of period                   $   4,200      $   4,668
                                                             ---------      ---------
                                                             ---------      ---------

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

NOTE B - NET EARNINGS PER SHARE

The calculations of net earnings per common and common equivalent share are presented in the following table. All amounts are in thousands except per share amounts.


                                                  Three Months Ended            Nine Months Ended
                                                     December 31                   December 31
                                                 -------------------           -------------------
                                                 1995           1994           1995           1994
                                              ---------      ---------      ---------      ---------
Net earnings                                  $   1,866      $   1,454      $   3,806      $   4,468
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Weighted average common shares
 outstanding                                      6,565          6,324          6,483          6,244

Weighted average common equivalent
  shares for stock options                          424            322            353            334
                                              ---------      ---------      ---------      ---------

Weighted average common and common
 equivalent shares                                6,989          6,646          6,836          6,578
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Net earnings per share                        $     .27      $     .22      $     .56      $     .68
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the third quarter and nine months ended December 31, 1995 increased by $3,110,000, or 22%, and $7,615,000, or 18%, respectively, from revenues in the comparable periods one year ago. The increase in revenues was primarily due to increased unit sales of dialyzer and endoscopy reprocessing products and increased sales of cardiosurgery products. Sales of cardiosurgery products increased due to increased unit sales of hemoconcentrators and hemofilters, including the Amicon product line of hemoconcentrators and hemofilters, which more than offset a small decline in oxygenator sales revenues.

Net sales by product group are summarized on the following table:

                                                 Three Months Ended              Nine Months Ended
                                                     December 31                    December 31
                                                 -------------------           --------------------
(in thousands)                                   1995           1994           1995            1994
                                              ---------      ---------      ---------      ---------
Dialysis supplies and devices                 $   4,353      $   4,538      $  14,075      $  13,558
Reprocessing products                             6,504          4,561         16,555         13,034
Cardiosurgery products                            5,924          4,546         17,152         13,707
Water filtration products                           368            319          1,128            771
                                              ---------      ---------      ---------      ---------
                                              $  17,149      $  13,964      $  48,910      $  41,070
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


Gross profit from product sales for the third quarter ended December 31, 1995 was $7,558,000, or 44.1% of net sales, compared to $6,135,000, or 43.9% of net sales, for the third quarter one year ago. For the nine months ended December 31,1995, gross profit from product sales was $20,661,000, or 42.2% of net sales, compared to $17,928,000, or 43.7% of net sales, for the same period one year ago. The decline in gross margin from one year ago was due primarily to increased unit costs of dialyzer and cardio-filter products due to increased manufacturing expenses related to expansion of the fiber products manufacturing group.

Research and development expenses for the third quarter ended December 31, 1995 totaled $729,000, or 4.3% of revenues, compared to $791,000, or 5.6% of revenues, for the third quarter one year ago. For the nine months ended December 31, 1995, such expenses totaled $2,410,000, or 4.9% of revenues, compared to $2,347,000, or 5.7% of revenues, for the same period one year ago.

Selling, general and administrative expenses for the third quarter ended December 31, 1995 were $3,970,000, or 23.2% of revenues, compared to $3,088,000, or 22% of revenues, for the third quarter one year ago. For the nine months ended December 31, 1995, selling, general and administrative expenses totaled $11,180,000, or 22.9% of revenues, up $2,384,000, compared to expenses of $8,796,000, or 21.3% of revenues, for the same period one year ago. Selling, general and administrative expenses have increased due to expansion of sales and administrative staffs and expanded marketing efforts in the United States, Europe and Japan.

The Company's effective income tax rates for the third quarter and nine months ended December 31, 1995 were 33.9% and 35.0%, respectively, compared to 36.5% and 35.8% for the same periods one year ago. The decrease in income tax rates in the current year is due primarily to the deduction of losses related to the investment in a foreign subsidiary.

The Company reported net earnings of $1,866,000, or 10.9% of revenues, for the third quarter ended December 31, 1995 compared to $1,454,000, or 10.4% of revenues in the third quarter one year ago. For the nine months ended December 31, 1995 net earnings were $3,806,000, or 7.8% of revenues, compared to $4,468,000, or 10.8% of revenues, for the same period one year ago. The decline in net earnings and profitability for the nine months ended December 31, 1995, was primarily due to higher manufacturing expenses related to fiber products production scale-up and increased selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had $5,385,000 of cash, cash equivalents and marketable securities, an increase of $897,000 from the balance at March 31, 1995. Working capital at December 31, 1995 was $21,687,000 compared to $18,105,000 of working capital at March 31, 1995, an increase of $3,582,000. The Company's current ratio at December 31, 1995, was 4.8 to 1 compared to
4.6 to 1 at March 31, 1995. The increase in cash and working capital was due primarily to cash generated from operations, proceeds of $1,714,000 from the exercise of stock options, and a $450,000 capital contribution from minority interests in the Company's Japanese subsidiary which was formed in the third quarter. The Company acquired $3,322,000 of capital equipment during the nine months ended December 31, 1995.

The Company believes that its strong financial condition at December 31, 1995, along with funds expected to be generated from operations, will be sufficient to meet its working capital and capital equipment needs in the immediate future.


PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  None filed.

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MINNTECH CORPORATION

DATE:  February 13 , 1996
       ------------------

                                        /s/ Warren White
                                        ------------------------------
                                        Warren White
                                        Chief Financial Officer
                                        (Duly authorized officer)
                                        (Principal financial officer)