Form 10-K405
period 1996-03-31
MINNTECH CORP
filed 1996-07-12
CIK 724969

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED MARCH 31, 1996 OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from       to

COMMISSION FILE NUMBER 0-11278

                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)

               MINNESOTA                           41-1229121
    (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                    No.)

                           14605 - 28TH AVENUE NORTH
                          MINNEAPOLIS, MINNESOTA 55447
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (6L2) 553-3300

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    As of June 28, 1996, 6,653,214 shares of Common Stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing transaction price on such date as reported on the NASDAQ National Market System) held by non-affiliates of the registrant was approximately $55,912,323.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS INCORPORATED BY REFERENCE                    10-K PART AND ITEM WHERE INCORPORATED
- -----------------------------------------------------------------------  --------------------------------------
1. Certain portions of the Definitive Proxy Statement for the Annual     Part III: Items 10, 11, 12 and 13
   Meeting of Shareholders of the Registrant to be held August 28, 1996

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

INDUSTRY SEGMENTS

    Through March 31, 1996, the Company has been engaged in a single industry segment -- medical devices and supplies. The Company also markets filtration devices for industrial water purification applications. Through March 31, 1996, sales revenues from such filtration devices have not been material.

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

    The Company in fiscal 1992 introduced its first dialyzer (artificial kidney)
- -- the Renaflo-Registered Trademark- HDF 1350 dialyzer. In fiscal 1993, the Company introduced the Primus-Registered Trademark- line of second generation dialyzers in Europe. In August 1994, the Company received FDA market clearance to sell the Primus-Registered Trademark- dialyzer in the United States. These dialyzer products contain the Company's proprietary high flux polysulfone membrane, and the Company is one of only three manufacturers of such polysulfone devices in the world. High flux dialyzers allow for more rapid dialysis, are capable of shortening patient treatment time, and are less traumatic to blood than dialyzers containing traditional membranes. Dialyzers are the single most expensive supply item used in hemodialysis treatments. The worldwide annual market for high flux types of dialyzers is estimated to be approximately $180 million. (Market size is based on published information on patient populations and the Company's estimate of the percentage of treatments performed with high flux dialyzers.) The Company's market share at March 31, 1996 was approximately one percent.

    The Company's major dialysis electronic products are the Sonalarm-Registered Trademark- Foam Detector, a device that detects air in blood during hemodialysis, the Minipump-TM- Hemodialysis Blood Pump which circulates blood during hemodialysis, and a peritoneal dialysis pump. The Sonalarm-Registered Trademark- and the Minipump-TM- are sold to end users and in component form to other manufacturers of blood processing equipment. The peritoneal pump is sold as an OEM component to another manufacturer.

    These dialysis products accounted for approximately 29% of sales in fiscal 1996, 33% of sales in fiscal 1995 and 34% of sales in fiscal 1994.

    REPROCESSING PRODUCTS

    Reprocessing products include the Renatron-Registered Trademark- Dialyzer Reprocessing System and associated supplies including Renalin-Registered Trademark-, a cold sterilant solution which replaces formaldehyde in dialyzer reprocessing, and Actril-Registered Trademark- Cold Sterilant, a kidney machine disinfectant.

    In response to government-mandated cost containment measures, many U.S. dialysis centers in the late 1970s began reusing dialyzers (artificial kidneys) instead of discarding them after a single use. In 1982, the Company introduced the Renatron-Registered Trademark-, a machine that provides an automated method of rinsing, cleaning, testing, and sterilizing dialyzers for multiple reuse. In 1985 dialysis centers began using Renalin-Registered Trademark- sterilant for manual reprocessing of dialyzers. In 1990, the Company began sales of the Renatron-Registered Trademark- II, a second generation system that includes a bar code reader, computer and Renalog-Registered Trademark-software for automated record keeping and analysis. Recent data released by the Centers for Disease Control ("CDC") indicate that, as of 1993, 79% of all U.S. hemodialysis patients were treated in centers that reuse dialyzers. The CDC also reported that 73% of all dialysis centers in the United States reuse dialyzers and 51% of these centers used Renalin-Registered Trademark- to sterilize their dialyzers. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers.

    The Company believes its Renatron-Registered Trademark- system is faster and easier to use than competitive automated systems. The Company also believes that the Renatron-Registered Trademark- system is the top selling automated dialyzer reprocessing system in the world. At March 31, 1996, the Company had an installed customer base of more than 2,500 Renatron-Registered Trademark-systems.

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

    In September 1994, the Company purchased an endoscope reprocessor product line from Bard Interventional Products, a division of C.R. Bard, Inc. ("Bard") for $934,000 in cash. Manufacturing of the products was assimilated into the Company's electronic device production facility in Plymouth, Minnesota. The endoscope reprocessing machine provides high level disinfection for flexible endoscopes and is marketed to gastroenterology units of hospitals and ambulatory care units.

    The Company began sales of the Cathetron-Registered Trademark- Reprocessing System in Europe in April 1994. The Cathetron-Registered Trademark- System, along with its companion cold sterilant CATHx-Registered Trademark-, provides an automated method of cleaning and sterilizing cardiovascular catheters for subsequent reuse. At March 31, 1996, the Company remained in the early stages of marketing the Cathetron-Registered Trademark- System in Europe and certain other international markets. A changing regulatory environment in Europe is limiting the ability to sell a device to reprocess an angioplasty catheter labeled "single use only." In order to address this concern, the Company intends to market with the Cathetron-Registered Trademark- a catheter labeled for "multiple use." The Company expects to have this catheter available in fiscal year 1997. The Company plans to submit an Investigational Device Exemption application to the FDA in fiscal 1997 so that clinical trials can be conducted in the United States.

    Reprocessing products accounted for approximately 34% of sales in fiscal 1996, 32% of sales in fiscal 1995, and 28% of sales in fiscal 1994.

    CARDIOSURGERY PRODUCTS

    The primary products in this group at March 31, 1996 consisted of three hollow fiber devices.

    OXYGENATORS

    Since 1987, the Company has manufactured a hollow-fiber membrane oxygenator for use in open-heart surgery. The device contains a highly efficient, integrated heat exchanger, and the Company believes that the unit is capable of transferring more oxygen than competitive products. Since 1987, the Company has manufactured the oxygenator for exclusive worldwide distribution pursuant to an agreement with Bard under the terms of the agreement, Bard agreed to purchase certain minimum quantities of the oxygenator through December 31, 1995. These minimum quantities had an annual sales value to the Company of approximately $10 million, and Bard's annual purchases through March 31, 1995 exceeded such minimums.

    In April 1995, Bard and the Company entered into a new agreement for the sale of the oxygenator whereby Bard agreed to purchase certain minimum quantities of the oxygenator through March 31, 1997, but the agreement also allows Bard to continue purchasing the oxygenator through June 30, 1997, without any minimum purchase obligation. Bard will have exclusive distribution rights through March 31, 1997 and nonexclusive rights thereafter. Bard's minimum purchase obligation under the agreement for the period April 1, 1995 to March 31, 1997 has a sales value to the Company of approximately $20 million. The agreement restricts Bard from selling any other oxygenator until January 1, 1997, but permits the Company to begin worldwide sales of its second generation oxygenator whenever it becomes commercially available. See "Significant Customers."

    The Company has developed the Borcor-TM- 200, a second generation oxygenator that requires less priming volume while improving the performance over its first product. The device incorporates the Company's proprietary weaving technology for the membrane oxygenation compartment and heat exchange compartment. The product was introduced in Europe in November 1995, and the Company is currently awaiting FDA clearance of a 510(k) application submitted in August 1995.

    HEMOCONCENTRATORS

    Since 1985, the Company has manufactured and sold hemoconcentrators, a filtration device that removes excess body fluids during open-heart surgery. In 1988, the Company introduced a second generation product, the Hemocor Plus-Registered Trademark- hemoconcentrator, a rinse-free device that allows for faster set-up during surgery. In February 1994, the Company received FDA market clearance for a third generation product, the Hemocor HPH-Registered Trademark-line which contains a higher performance hollow fiber membrane. The Company estimates that hemoconcentration is currently used in 25% of all open-heart procedures in the United States and to a lesser extent internationally and that such procedures require up to 125,000 hemoconcentrator devices annually worldwide. At March 31, 1996, the Company held more than a 70% share of the United States hemoconcentrator market.

    HEMOFILTERS

    The Renaflo-Registered Trademark- Hemofilter, introduced in 1985, is a device that performs continuous arteriovenous hemofiltration (CAVH), an intensive care therapy that treats acute renal failure and fluid overload in critically ill patients. CAVH is an alternative to conventional dialysis for these patients.

    In April 1995, the Company completed the acquisition of the hemoconcentrator, hemofilter and dialysate filter product lines from Amicon Ireland Ltd, an indirect subsidiary of W.R. Grace & Co. ("Amicon"). The purchase price was approximately $1.4 million, paid in cash. The Company also signed a six-month supply agreement with Amicon whereby Amicon manufactured products for the Company to be sold in Europe. The Company began manufacturing these products in its Minneapolis facility in the first quarter of fiscal 1997.

    Cardiosurgery products accounted for approximately 34% of sales in fiscal 1996, 33% of sales in fiscal 1995, and 37% of sales in fiscal 1994.

    WATER FILTRATION PRODUCTS

    There are two major products in this group: Fiberflo-Registered Trademark-Microfilters and Minncare-Registered Trademark- Disinfectant. The Fiberflo-Registered Trademark- Microfilter is a hollow fiber filter that has "point-of-use" applications in industrial water purification. These filters are being used for finer filtration in the pharmaceutical, medical device, and biotechnology industries. Minncare-Registered Trademark- Disinfectant is used to disinfect water treatment systems. Through March 31, 1996, water filtration products sales revenues have not been material, accounting for 2.5% of sales in fiscal 1996, 2.2% of sales in fiscal 1995, and 1.1% of sales in fiscal 1994.

MARKETS AND DISTRIBUTION

    The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through direct sales forces and through independent stocking distributors. At March 31, 1995, the Company employed a total of seven dialysis sales representatives in the United States, two cardiosurgery sales representatives, two water filtration sales representatives, and one endoscope reprocessor sales representative. In addition, a customer service staff and a technical services department support field activity. The Company also operates its own trucks to expedite delivery of certain products and minimize shipping costs.

    Until 1991, the Company had historically marketed its products internationally through independent distributors. Starting in 1991, the Company began establishing direct sales operations in Europe to enhance marketing of its products. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. The Company established a headquarters for its European operations in the Netherlands in April 1995 and employed a total of 14 people in Europe at March 31, 1996.

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

PATENTS AND TRADEMARKS

    The Company holds rights under 125 patents worldwide (including 34 U.S. patents) covering its products or components thereof. At March 31, 1996, the Company also had a total of 100 pending patent applications in the United States and in foreign countries. The Company also holds rights under 163 trademark registrations worldwide and has 61 applications pending.

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

SEASONALITY OF THE BUSINESS

    The Company's business is not seasonal.

WORKING CAPITAL AND BACKLOG

    The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within 30 days of receipt. No material order backlogs existed at March 31, 1996. An order backlog existed for hemoconcentrators, dialyzers and water filters at March 31, 1995. This backlog had an estimated aggregate sales value of $600,000, and the Company filled these orders in fiscal 1996.

SIGNIFICANT CUSTOMERS

    The Company's five largest customers in fiscal 1996 accounted for approximately 36% of total sales. Sales of oxygenators to Bard accounted for 20% or more of sales in fiscal years 1996, 1995, and 1994. Bard agreed to purchase certain minimum quantities of the oxygenator under a contract that began in fiscal 1988 and was scheduled to terminate December 31, 1995. In April 1995, a new agreement was reached extending the term to June 30, 1997. The loss of Bard as a customer would likely have a material adverse effect upon the Company's business if the Company was unable to successfully market its second generator oxygenator itself or to arrange for other means of distribution. See "Products
- -- Cardiosurgery Products -- Oxygenators."

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

    The Company's first generation membrane oxygenator is sold exclusively by Bard Cardiopulmonary Division of Bard. Bard's major competitors are Medtronic, Inc., CGH Medical, Bentley Laboratories, Inc., Terumo Corporation and Avecor Cardiovascular, Inc. The Company's new Borcor-TM- oxygenator is sold internationally by a network of independent distributors. The Company's hemoconcentrators are sold by its own direct sales force and by a network of independent medical distributors. The major competitors in the hemoconcentrator market are CGH Medical, Bentley Laboratories, Inc. and Research Industries.

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

    As of March 31, 1996, 21 of the Company's employees were engaged in research and development. In addition to its own research activities, the Company from time to time obtains experimental and clinical research from outside investigators, consultants and institutions.

    Over the past three years the Company has expended a total of $9,149,000 in research and development as follows: fiscal 1994 -- $2,893,000, fiscal 1995 -- $3,133,000 and fiscal 1996 -- $3,123,000. Such costs represented 6.1%, 5.6% and
4.8% of revenues, respectively, in each such period.

    The Company's current research and development efforts are directed toward reprocessing applications, blood filtration and oxygenation technologies, cold sterilant/disinfection applications and water filtration.

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

    In January 1995, the Company received ISO 9001 certification for its Minneapolis facilities. This certification allows the Company to self-certify its products for sale throughout the European Community. In order to self-certify, the Company must maintain certain records and files which are reviewed by a "notified body" organization on an annual basis. Many of the Company's products now display the CE mark.

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

EMPLOYEES

    As of March 31, 1996, the Company employed 17 part-time and 434 full-time employees, including 334 persons in manufacturing operations. None of the employees is covered by a collective bargaining agreement, and the Company believes its employee relations are good.

GEOGRAPHIC AREA INFORMATION

    The major foreign markets for the Company's products are Europe and the Far East. Sales outside the United States for the years ended March 31, 1994, 1995 and 1996 were approximately $4,586,000, $7,261,000, and $10,462,000, respectively. Sales outside the United States accounted for approximately 10%, 13% and 16% of total sales, respectively, in each such period.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, and the year they became executive officers are listed below:

                                                                                                           FIRST ELECTED
           NAME                                      POSITION WITH COMPANY                           AGE    AS OFFICER
- ---------------------------  ----------------------------------------------------------------------  ---   -------------
Louis C. Cosentino, Ph.D.    President, Chief Executive Officer and Director                         52        1974
LeRoy J. Fischbach           Vice President -- Regulatory Affairs                                    52        1980
Thomas J. McGoldrick         Executive Vice President                                                55        1985
Daniel H. Schyma             Vice President -- International                                         54        1992
Douglas A. Luehmann          Vice President -- Dialysis                                              53        1993
Richard P. Goldhaber         Vice President -- Technology                                            52        1993
Barbara A. Wrigley           Vice President, General Counsel and Secretary                           45        1994
Robert W. Johnson            Vice President -- Quality Assurance                                     40        1994
Luis J. Berga                Vice President, Manufacturing -- Cardiovascular                         43        1995
Warren M. White              Chief Financial Officer                                                 54        1995

    Executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. Dr. Cosentino and Mssrs. Fischbach, McGoldrick, Schyma and Luehmann have been employed by the Company in an executive or management capacity for more than five years.

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

    Mr. Berga joined the Company in August 1995, having previously been employed from 1986 to 1995 by Baxter Healthcare Corporation in various manufacturing and operations capacities, including most recently Vice President, Operations.

    Mr. White joined the Company in December 1995, having previously been employed from 1983 to 1995 by Dotronix, Inc. as Vice President Finance.

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

    EUROPE

    The Company owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. Occupancy commenced in April 1995. The facility serves as the Company's European headquarters and is being used as a sales office, warehouse and manufacturing facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    The Company's common stock is traded on the NASDAQ National Market System under the symbol "MNTX." The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

                                                                        YEARS ENDED MARCH 31
                                                                ------------------------------------
                                                                      1996                1995
FISCAL                                                          ----------------    ----------------
QUARTER PRICES                                                   HIGH      LOW       HIGH      LOW
- ------------------------------------------------------------    ------    ------    ------    ------
First Quarter...............................................    $15.50    $11.50    $12.50    $10.50
Second Quarter..............................................     19.25     13.75     16.50     11.50
Third Quarter...............................................     23.63     16.00     16.00     12.25
Fourth Quarter..............................................     22.50     17.00     16.50     14.50

    As of June 28, 1996, the Company had approximately 510 shareholders of record.

    The Company paid annual cash dividends of ten cents per share on its common stock in September 1994 and September 1995. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                                                   YEARS ENDED MARCH 31,
                                                              ---------------------------------------------------------------
                                                                 1996         1995         1994         1993         1992
                                                              -----------  -----------  -----------  -----------  -----------
STATEMENTS OF EARNINGS DATA
Net sales -- products.......................................  $64,769,143  $55,882,512  $47,487,981  $44,016,645  $34,793,390
Contract revenues...........................................      --           300,000      300,000      300,000      100,000
                                                              -----------  -----------  -----------  -----------  -----------
Total revenues..............................................   64,769,143   56,182,512   47,787,981   44,316,645   34,893,390
Cost of product sales.......................................   38,108,313   31,774,240   26,620,243   24,799,821   19,709,208
Research and development expenses...........................    3,123,065    3,133,075    2,892,514    2,404,838    2,099,375
Selling, general and administrative expenses................   15,319,533   11,939,902   10,053,196    9,552,534    7,013,315
Amortization of intangible assets...........................      762,552      358,068      197,578      141,473      105,573
Loss due to fiber production scale-up.......................      936,000      --           --           --           --
                                                              -----------  -----------  -----------  -----------  -----------
Earnings from operations....................................    6,519,680    8,977,227    8,024,450    7,417,979    5,965,919
Other income (expense), net.................................       42,535      236,630      (44,345)     115,181      (11,519)
                                                              -----------  -----------  -----------  -----------  -----------
Earnings before income taxes................................    6,562,215    9,213,857    7,980,105    7,533,160    5,954,400
Provision for income taxes..................................    2,394,000    3,294,000    3,045,000    2,814,000    2,128,000
Minority interest...........................................     (140,024)     --           --           --           --
                                                              -----------  -----------  -----------  -----------  -----------
Net earnings................................................  $ 4,308,239  $ 5,919,857  $ 4,935,105  $ 4,719,160  $ 3,826,400
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Net earnings per share......................................  $       .62  $       .90  $       .78  $       .72  $       .58
Weighted average common and common equivalent shares........    6,923,821    6,613,391    6,354,348    6,524,277    6,630,797
BALANCE SHEET DATA
Cash, cash equivalents and marketable securities............  $ 5,218,727  $ 4,487,345  $ 7,698,787  $ 6,249,516  $ 7,120,991
Working capital.............................................   22,128,080   18,105,889   17,874,988   13,653,062   11,239,365
Property and equipment, net.................................   17,323,495   15,631,510   12,899,800   12,039,244   10,909,692
Total assets................................................   50,046,500   41,273,591   36,029,630   31,352,470   27,943,534
Long-term debt..............................................      --           --         1,905,920    1,942,577    1,961,966
Stockholders' equity........................................   41,210,272   35,052,404   28,704,406   23,066,499   19,131,053
Book value per common share.................................  $      6.21  $      5.49  $      4.66  $      3.80  $      3.26
GENERAL DATA AND RATIOS
Current ratio...............................................         4.17         4.56         5.36         3.71         3.08
Gross margin on net product sales...........................         41.2%        43.1%        43.9%        43.7%        43.4%
Net earnings as a % of total revenues.......................          6.7%        10.5%        10.3%        10.6%        11.0%
Return on average stockholders' equity......................         11.3%        18.6%        19.1%        22.4%        22.9%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    REVENUES

    Revenues in fiscal year 1996 increased by $8,587,000, or 15%, due primarily to increased unit sales of dialyzer reprocessing and endoscope reprocessing products and increased sales of cardiosurgery products. Sales of cardiosurgery products grew 22% due to increased unit sales of hemoconcentrators and hemofilters which more than offset a small decline in oxygenator sales. Product lines acquired in the first quarter of the fiscal year contributed to the growth of cardiosurgery product sales. Product price increases in fiscal year 1996 did not have a significant impact on revenues.

    Sales of membrane oxygenators to Bard accounted for 20% of revenues in fiscal year 1996 compared to 25% in fiscal 1995. The Company's supply contract with Bard expires on June 30, 1997. Sales of oxygenators under this agreement are scheduled to decrease substantially in fiscal year 1997. The decline in sales to Bard is expected to be offset to a certain extent by sales of the Company's second generation oxygenator -- the Biocor-TM- 200. Sales of this product commenced in Europe in the third quarter of fiscal year 1996. At March 31, 1996, the Company was awaiting FDA market clearance to sell its Biocor oxygenator in the United States.

    Revenues in fiscal year 1995 increased by $8,395,000, or 18%, due to increased unit sales of all major product lines except for sales of oxygenators to Bard which remained approximately constant with the prior year. Product price increases in fiscal year 1995 accounted for approximately 10% of the increase in revenue dollars.

    Changes in foreign currency exchange rates did not have a significant impact on the Company's revenues in fiscal years 1996, 1995 and 1994.

    Product sales have grown at a compound annual rate of 14% over the past three years. The following table indicates sales and percent of total corporate sales by product group for each of the last three fiscal years:

                                                                         1996                1995                1994
                                                                   -----------------   -----------------   -----------------
Dialysis supplies and devices....................................  $18,648,000   29%   $18,552,000   33%   $16,223,000   34%
Reprocessing products............................................   22,220,000   34     17,816,000   32     13,127,000   28
Cardiosurgery products...........................................   22,298,000   34     18,263,000   33     17,637,000   37
Water filtration products........................................   1,603,0003    3      1,252,000    2        501,000    1
                                                                   -----------  ----   -----------  ----   -----------  ----
                                                                   $64,769,000  100%   $55,883,000  100%   $47,488,000  100%
                                                                   -----------  ----   -----------  ----   -----------  ----
                                                                   -----------  ----   -----------  ----   -----------  ----

    GROSS MARGINS

    Gross profit from product sales in fiscal 1996 was $26,661,000, or 41.2% of net sales, compared to $24,108,000, or 43.1%, in fiscal 1995 and $20,868,000, or
43.9%, in fiscal 1994. The decrease in gross margin in fiscal 1996 was due primarily to lower margins on certain hollow fiber products. The decrease in gross margin in fiscal 1995 resulted primarily from reduced dialysis concentrate margins. Unabsorbed dialyzer manufacturing costs depressed gross margins in each of fiscal years 1996, 1995, and 1994.

    Some of the Company's research and development efforts are directed to the development of new versions of existing products. Gross margin in the past has not been materially impacted by obsolete inventories resulting from the introduction of new products. The Company does not expect inventory obsolescence to impact gross margins significantly in the foreseeable future.

    RESEARCH AND DEVELOPMENT

    Research and development expenses in fiscal 1996 were $3,123,000, or 4.8% of revenues, compared to $3,133,00, or 5.6% of revenues, in fiscal 1995 and $2,893,000, or 6.1% of revenues, in fiscal

1994. The Company intends to continue investing a substantial portion of its revenues in new product development. The Company expects that total research and development expenses in fiscal 1997 will approximate 6% of revenues.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses as a percentage of revenues increased to 23.7% in fiscal 1996 compared to 21.3% in fiscal 1995 and 21.0% in fiscal 1994. The higher costs in fiscal years 1996 and 1995 were due primarily to increases in sales and administrative staffs and expanded marketing efforts in the United States, Europe and Japan (in 1996). The Company expects selling, general and administrative expenses will approximate 24% of revenues in fiscal 1997.

    INCOME TAXES

    The Company recorded an income tax provision in fiscal 1996 of $2,394,000, an effective tax rate of 36.5%, compared to effective tax rates of 35.8% in fiscal 1995 and 38.1% in fiscal 1994. The Company benefited from deductible losses related to investments in foreign subsidiaries in both fiscal years 1996 and 1995. The Company's effective income tax rate may increase in fiscal 1997 and any such increase will vary depending upon the operating results of its foreign subsidiaries.

    NET EARNINGS

    Net earnings decreased by 27% in fiscal 1996 and totaled $4,308,000, or 6.7% of revenues, compared to earnings of $5,920,000, or 10.5% of revenues, in fiscal 1995 and earnings of $4,935,000, or 10.3% of revenues, in fiscal 1994. The decrease in earnings and net margin in fiscal 1996 was due to higher operating expenses, lower gross margin, and fiber production scale-up losses of $936,000 incurred in the second quarter. The increase in earnings in fiscal 1995 was due to higher sales revenues.

    INFLATION

    Management believes inflation has not had a material effect on the Company's results of operations or on its financial condition.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

                                                                                      MARCH 31
                                                                        -------------------------------------
                                                                           1996         1995         1994
                                                                        -----------  -----------  -----------
Cash, cash equivalents and marketable securities......................  $ 5,219,000  $ 4,487,000  $ 7,699,000
Working capital.......................................................   22,128,000   18,106,000   17,875,000
Long-term debt........................................................      --           --         1,906,000
Stockholders' equity..................................................   41,210,000   35,052,000   28,704,000
Cash flow from operations.............................................    5,312,000    5,615,000    5,183,000
Cash dividends paid...................................................      653,000      623,000      --

    The increases in cash and working capital in fiscal 1996 were due to funds generated from operations. The decrease in cash in fiscal 1995 was due primarily to real estate acquisitions, retirement of long-term debt, and the acquisition of a product line. The Company's current ratio at March 31, 1996 was 4.2 to 1 compared to 4.6 to 1 at March 31, 1995. The Company has an unused $10,000,000 bank line of credit which allows the Company to borrow on an unsecured basis at the prime rate of interest (8.25% at March 31, 1996).

    Accounts receivable increased during fiscal 1996 due primarily to the increased level of sales. Inventories increased during fiscal 1996 to accommodate increased sales in the U.S. and internationally and as a result of higher production levels of fiber products. Sales backlog conditions which existed at the end of the prior year were eliminated in fiscal 1996.

    The Company continued to expand its production facilities to increase capacity to manufacture new products in fiscal 1996. The Company expended a total of $4,333,000 for plant improvements and equipment in fiscal 1996 compared to $3,573,000 in fiscal 1995 and $2,970,000 in fiscal 1994. The Company plans to invest approximately $4,000,000 in capital equipment in fiscal 1997 to meet the needs of its expanding business. During fiscal 1995, the Company purchased a building in The Netherlands for $1,539,000, acquired land in Plymouth, Minnesota for $530,000, and retired mortgage debt of $1,942,000.

    The Company in the first quarter of fiscal 1996 acquired a group of hollow fiber product lines for $1,402,000 in cash. In fiscal 1995, the Company acquired an endoscope reprocessing product line for $934,000 in cash. Assets acquired in both of these transactions included inventory, equipment, and goodwill.

    Over the past three years, proceeds from stock option exercises provided a total of $3,209,000 in equity capital as follows: fiscal 1996 -- $1,979,000; fiscal 1995 -- $909,000; and fiscal 1994 -- $321,000.

    In fiscal 1994, the Company repurchased 27,500 shares of its common stock in open market transactions for $264,000.

    The Company believes that its strong financial condition at March 31, 1996, along with funds expected to be generated from operations, will be sufficient to meet its working capital and capital equipment needs in fiscal 1997.

FOREIGN CURRENCY TRANSACTIONS

    Substantially all of the Company's U.S.-based export sales are invoiced and paid in U.S. dollars. The transactions of the Company's Netherlands-based subsidiary are invoiced and paid in several currencies including Dutch guilders, German marks and U.S. dollars. The Company does not currently hedge its foreign currency transactions. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Grant Thornton LLP, the Company's independent accountants since 1974, was dismissed on January 30, 1995 and Price Waterhouse LLP was appointed as the Company's new independent accountants. Grant Thornton's report on the financial statements for the year ended March 31, 1994 was unqualified. Price Waterhouse's report on the financial statements for the year ended March 31, 1995 was unqualified. There have been no disagreements with Grant Thornton LLP or Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There have occurred no "reportable events" as defined in Item 304(a) of Regulation S-K. The decision to change accountants was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 28, 1996, and is incorporated herein by reference.

    Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this Item will be included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 28, 1996, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 28, 1996, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of report:

  1           Financial Statements.
              The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Form 10-K
      (i)     Consolidated Balance Sheets March 31, 1996 and 1995
      (ii)    Consolidated Statements of Earnings three years ended March 31, 1996,
              1995, and 1994
      (iii)   Consolidated Statements of Stockholders' Equity three years ended
              March 31, 1996, 1995, and 1994
      (iv)    Consolidated Statements of Cash Flows three years ended March 31,
              1996, 1995, and 1994
      (v)     Notes to Consolidated Financial Statements
      (vi)    Reports of Independent Certified Public Accountants
  2           Schedules filed as part of this Form 10-K: none
              All schedules are omitted because they are not applicable to the
              Company or because the information required is included in the consolidated financial statements and notes thereto.
  3           Exhibits included herein:
  3   (a)     Articles of Incorporation, as amended (1)
  3   (b)     Amendment of By-Laws in March 1986 (2)
  3   (c)     Restated By-Laws (2)
  4           Form of Specimen Common Stock Certificate (3)

 10   (a)     1989 Stock Plan, as amended August 28, 1991 and August 25, 1993 (4)
 10   (b)     Restated 1982 Incentive Stock Option Plan, as amended (1)
 10   (c)     Form of Employment Agreement dated April 22, 1986 with certain officers of the Company (5)
 10   (d)     Form of Amendment dated February 27, 1989 to Employment Agreements dated April 22, 1986 (5)
 10   (e)     Form of Employment Agreement dated February 27,1989 with certain officers and key employees of the Company (5)
 10   (f)     1990 Employee Stock Purchase Plan, as amended June 1, 1993 (3)
 10   (g)     Supplemental Executive Retirement Plan effective April 1, 1996 (6)
 23   (a)     Consent of Price Waterhouse LLP
 23   (b)     Consent of Grant Thornton LLP
 27           Financial Data Schedule

- ------------------------
(1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-11278.

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

(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-11278

(6) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.

    (b) Reports on Form 8-K.

    None.

                              MINNTECH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                 MARCH 31
                                                                        --------------------------
                                                                            1996          1995
                                                                        ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents...........................................  $  4,064,391  $  3,324,738
  Marketable securities...............................................     1,154,336     1,162,607
  Accounts receivable, less allowance for doubtful accounts of
   $215,000 and $125,000..............................................    11,261,603    10,329,512
  Inventories.........................................................    11,435,335     7,463,675
  Prepaid expenses and other current assets...........................     1,196,796       911,544
                                                                        ------------  ------------
    TOTAL CURRENT ASSETS..............................................    29,112,461    23,192,076
PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and improvements....................................     9,325,804     9,145,529
  Machinery and equipment.............................................    18,366,494    15,024,370
  Office and sales equipment..........................................     2,658,104     2,000,058
                                                                        ------------  ------------
                                                                          30,350,402    26,169,957
  Less accumulated depreciation.......................................   (13,026,907)  (10,538,447)
                                                                        ------------  ------------
                                                                          17,323,495    15,631,510
OTHER ASSETS
  Patent costs, net of accumulated amortization of $734,400 and
   $520,300...........................................................       801,961       617,254
  Goodwill, net of accumulated amortization of $603,000 and
   $181,600...........................................................     1,769,542     1,151,185
  Other...............................................................     1,039,121       681,566
                                                                        ------------  ------------
                                                                        $ 50,046,580  $ 41,273,591
                                                                        ------------  ------------
                                                                        ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable....................................................  $  5,188,951  $  2,810,844
  Accrued compensation................................................     1,170,454     1,684,072
  Other accrued expenses..............................................       624,976       519,416
  Income taxes payable................................................       --             71,855
                                                                        ------------  ------------
    TOTAL CURRENT LIABILITIES.........................................     6,984,381     5,086,187
DEFERRED INCOME TAXES.................................................     1,412,000     1,135,000
DEFERRED COMPENSATION.................................................       129,455       --
MINORITY INTEREST.....................................................       310,472       --
COMMITMENTS...........................................................       --
STOCKHOLDERS' EQUITY
  Preferred stock -- 5,000,000 shares authorized, none outstanding....       --
  Common stock -- $.05 par value; 10,000,000 shares authorized;
   6,635,134 and 6,384,758 shares issued and outstanding..............       331,757       319,238
  Additional paid-in capital..........................................    11,646,498     9,124,098
  Retained earnings...................................................    29,232,017    25,609,068
                                                                        ------------  ------------
                                                                          41,210,272    35,052,404
                                                                        ------------  ------------
                                                                        $ 50,046,580  $ 41,273,591
                                                                        ------------  ------------
                                                                        ------------  ------------

        The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                YEARS ENDED MARCH 31
                                                                        -------------------------------------
                                                                           1996         1995         1994
                                                                        -----------  -----------  -----------
REVENUES
  Net sales -- products...............................................  $64,769,143  $55,882,512  $47,487,981
  Contract revenues...................................................      --           300,000      300,000
                                                                        -----------  -----------  -----------
    Total revenues....................................................   64,769,143   56,182,512   47,787,981
OPERATING COSTS AND EXPENSES
  Cost of product sales...............................................   38,108,313   31,774,240   26,620,243
  Research and development............................................    3,123,065    3,133,075    2,892,514
  Selling, general and administrative.................................   15,319,533   11,939,902   10,053,196
  Amortization of intangible assets...................................      762,552      358,068      197,578
  Loss due to fiber production scale-up...............................      936,000      --           --
                                                                        -----------  -----------  -----------
    Total operating costs and expenses................................   58,249,463   47,205,285   39,763,531
                                                                        -----------  -----------  -----------
EARNINGS FROM OPERATIONS..............................................    6,519,680    8,977,227    8,024,450
OTHER INCOME (EXPENSE)
  Interest expense....................................................       (1,849)    (192,009)    (250,697)
  Interest income and other, net......................................       44,384      428,639      206,352
                                                                        -----------  -----------  -----------
                                                                             42,535      236,630      (44,345)
                                                                        -----------  -----------  -----------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST....................    6,562,215    9,213,857    7,980,105
  Provision for income taxes..........................................    2,394,000    3,294,000    3,045,000
  Minority interest...................................................     (140,024)     --           --
                                                                        -----------  -----------  -----------
NET EARNINGS..........................................................  $ 4,308,239  $ 5,919,857  $ 4,935,105
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
NET EARNINGS PER SHARE                                                  $       .62  $       .90  $       .78
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
Weighted average common and common equivalent shares..................    6,923,821    6,613,391    6,354,348
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                               COMMON STOCK
                                          ----------------------
                                            SHARES                ADDITIONAL
                                          ISSUED AND                PAID-IN     RETAINED
                                          OUTSTANDING    AMOUNT     CAPITAL     EARNINGS       TOTAL
                                          -----------   --------  -----------  -----------  -----------
BALANCES APRIL 1, 1993..................    6,066,954   $303,347  $ 7,461,143  $15,302,009  $23,066,499
Exercise of stock options, net of 19,971
 shares surrendered in payment..........      124,303      6,215      314,488      --           320,703
Tax benefit from exercise of stock
 options................................      --           --         648,100      --           648,100
Repurchases of common stock.............      (27,500)    (1,375)    (262,188)     --          (263,563)
Foreign currency translation
 adjustment.............................      --           --         --            (2,438)      (2,438)
Net earnings............................      --           --         --         4,935,105    4,935,105
                                          -----------   --------  -----------  -----------  -----------
BALANCES MARCH 31, 1994.................    6,163,757    308,187    8,161,543   20,234,676   28,704,406
Exercise of stock options, net of 25,465
 shares surrendered in payment..........      221,001     11,051      898,355           --      909,406
Tax benefit from exercise of stock
 options................................      --           --          64,200      --            64,200
Dividend paid...........................      --           --         --          (623,250)    (623,250)
Unrealized holding losses on
 investments............................                                          (153,803)    (153,803)
Foreign currency translation
 adjustment.............................      --           --         --           231,588      231,588
Net earnings............................      --           --         --         5,919,857    5,919,857
                                          -----------   --------  -----------  -----------  -----------
BALANCES MARCH 31, 1995.................    6,384,758    319,238    9,124,098   25,609,068   35,052,404
Exercise of stock options, net of 40,555
 shares surrendered in payment..........      250,376     12,519    1,966,540      --         1,979,059
Tax benefit from exercise of stock
 options................................      --           --         555,860      --           555,860
Dividend paid...........................      --           --         --          (652,542)    (652,542)
Reduction of unrealized holding losses
 on investments.........................      --           --         --            80,120       80,120
Foreign currency translation
 adjustment.............................      --           --         --          (112,868)    (112,868)
Net earnings............................      --           --         --         4,308,239    4,308,239
                                          -----------   --------  -----------  -----------  -----------
BALANCES MARCH 31, 1996.................    6,635,134   $331,757  $11,646,498  $29,232,017  $41,210,272
                                          -----------   --------  -----------  -----------  -----------
                                          -----------   --------  -----------  -----------  -----------

        The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED MARCH 31
                                                                        ----------------------------------
                                                                           1996        1995        1994
                                                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings..........................................................  $4,308,239  $5,919,857  $4,935,105
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization.....................................   3,406,339   2,775,352   2,290,535
    Tax benefit from stock option exercises...........................     555,860      64,200     648,100
    Deferred contract revenue.........................................      --        (300,000)   (300,000)
    Foreign currency exchange (gain) loss.............................     159,150    (204,146)     --
    Deferred income taxes.............................................    (143,600)     31,800     105,000
    Minority interest.................................................    (140,024)     --          --
    Other.............................................................     (65,177)     90,528     118,790
    Changes in assets and liabilities:
      Accounts receivable.............................................  (1,059,931) (2,429,575)   (994,149)
      Inventories.....................................................  (3,658,623) (1,198,859)   (537,629)
      Prepaid expenses................................................     135,348    (157,777)   (140,930)
      Accounts payable................................................   2,399,860     432,485     (60,532)
      Accrued expenses................................................    (513,618)    837,459    (762,346)
      Income taxes payable............................................     (71,855)   (246,647)   (119,242)
                                                                        ----------  ----------  ----------
      Total adjustments...............................................   1,003,729    (305,180)    247,597
                                                                        ----------  ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................   5,311,968   5,614,677   5,182,702
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.................................  (4,333,385) (5,111,925) (2,970,214)
  Purchase of undeveloped land........................................      --        (529,842)     --
  Proceeds from sale of equipment.....................................      --          18,772      22,965
  Patent application costs............................................    (543,464)   (385,725)   (268,120)
  Acquisition of product lines........................................  (1,402,087)   (933,600)   (467,453)
  Other...............................................................      (2,387)     (1,742)     (2,572)
                                                                        ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES.................................  (6,281,323) (6,944,062) (3,685,394)
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of long-term debt..........................................      --      (1,942,384)    (29,402)
  Proceeds from exercise of stock options.............................   1,979,059     909,406     320,703
  Minority interest capital contribution..............................     450,496      --          --
  Payment of cash dividends...........................................    (652,542)   (623,250)     --
  Repurchases of common stock.........................................      --          --        (263,563)
                                                                        ----------  ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...................   1,777,013  (1,656,228)     27,738
Effects of exchange rate changes on foreign currency cash balances....     (68,005)    103,533       1,872
                                                                        ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................     739,653  (2,882,080)  1,526,918
Cash and cash equivalents at beginning of year........................   3,324,738   6,206,818   4,679,900
                                                                        ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................  $4,064,391  $3,324,738  $6,206,818
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS DESCRIPTION

    Minntech Corporation is a leader in developing, manufacturing and marketing medical devices, sterilants and water filtration products. The Company's products are used in kidney dialysis, open-heart surgery, endoscopy and in the preparation of pure water for medical, industrial and laboratory use.

    CONSOLIDATION POLICY

    The consolidated financial statements include  the accounts of the  Company,
its   majority-owned   subsidiary   and  its   wholly-owned   subsidiaries.  All
intercompany balances and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Sales are recognized at the time products are shipped. The Company allows customers to return products for credit upon written authorization from the Company.

    Contract revenues derived from development and marketing agreements are recorded as earned based on the performance requirements of the contract.

    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash, short-term trade receivables and payables for which their current carrying amounts approximate fair market value.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of:

                                                                            MARCH 31
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
Cash............................................................  $   2,117,793  $   1,819,125
Money market mutual funds.......................................      1,946,598       --
Commercial paper................................................       --              502,213
Municipal bonds.................................................       --            1,003,400
                                                                  -------------  -------------
                                                                  $   4,064,391  $   3,324,738
                                                                  -------------  -------------
                                                                  -------------  -------------

    A substantial portion of the Company's cash balances are held in one financial institution.

    Commercial paper, money market mutual funds and municipal bonds are stated at fair value, which approximates cost at March 31, 1996 and 1995.

    MARKETABLE SECURITIES

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), on April 1, 1994. In

                              MINNTECH CORPORATION

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accordance with SFAS 115, prior period financial statements were not restated to reflect the change in accounting principle. The effect of applying the new standard to prior periods would not have had a material impact on the Company's financial statements.

    Marketable securities consisted of investments in bond funds. At March 31, 1996 and 1995, the adjusted cost of the funds exceed fair market value. The unrealized holding losses, net of income taxes, are reported as a reduction in stockholders' equity.

    Marketable securities consisted of:

                                                                            MARCH 31
                                                                  ----------------------------
                                                                      1996           1995
                                                                  -------------  -------------
Adjusted cost...................................................  $   1,269,019  $   1,402,410
Unrealized holding loss.........................................        114,683        239,803
                                                                  -------------  -------------
Fair market value...............................................  $   1,154,336  $   1,162,607
                                                                  -------------  -------------
                                                                  -------------  -------------

    INVENTORIES

    Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

    Inventories consisted of:

                                                                           MARCH 31
                                                                 -----------------------------
                                                                      1996           1995
                                                                 --------------  -------------
Finished goods.................................................  $    4,768,680  $   2,658,231
Materials and work-in-process..................................       6,666,655      4,805,444
                                                                 --------------  -------------
                                                                 $   11,435,335  $   7,463,675
                                                                 --------------  -------------
                                                                 --------------  -------------

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

    INCOME TAXES

    Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard required a change from the deferred method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax

                              MINNTECH CORPORATION

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The adoption of this standard did not have a material impact on the Company's financial statements and no cumulative effect adjustment was required.

    FOREIGN CURRENCY TRANSLATION

    Foreign assets and liabilities are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the year. Unrealized translation adjustments are reported as a component of stockholders' equity.

NOTE B -- LINE OF CREDIT
    At March 31, 1996, the Company had an unused line of credit with a commercial bank which allows the Company to borrow up to $10,000,000 on an unsecured basis at the prime rate of interest (8.25% at March 31, 1996). This line of credit expires August 31, 1997.

    Cash payments for interest on debt amounted to approximately $2,000, $192,000 and $251,000 for fiscal years 1996, 1995 and 1994, respectively.

NOTE C -- SIGNIFICANT CUSTOMERS AND EXPORT SALES
    Sales to one unaffiliated customer accounted for approximately 23%, 25% and 30% of sales in fiscal years 1996, 1995 and 1994, respectively. The Company has a corresponding concentration of accounts receivable due from this customer. Sales to this customer are made under a contract which is scheduled to expire June 30, 1997.

    Consolidated sales outside the United States, principally to customers in Europe and the Far East, amounted to $10,462,000, $7,261,000 and $4,586,000, in fiscal years 1996, 1995 and 1994, respectively.

NOTE D -- INCOME TAXES
    The provision for income taxes consisted of the following:

YEAR ENDED MARCH 31,                                    FEDERAL        STATE         TOTAL
- ---------------------------------------------------  -------------  -----------  -------------
1996
Currently payable..................................  $   2,375,600  $   162,000  $   2,537,600
Deferred...........................................       (146,100)       2,500       (143,600)
                                                     -------------  -----------  -------------
                                                     $   2,229,500  $   164,500  $   2,394,000
                                                     -------------  -----------  -------------
                                                     -------------  -----------  -------------
1995
Currently payable..................................  $   3,016,300  $   245,900  $   3,262,200
Deferred...........................................         25,800        6,000         31,800
                                                     -------------  -----------  -------------
                                                     $   3,042,100  $   251,900  $   3,294,000
                                                     -------------  -----------  -------------
                                                     -------------  -----------  -------------
1994
Currently payable..................................  $   2,721,000  $   219,000  $   2,940,000
Deferred...........................................        102,000        3,000        105,000
                                                     -------------  -----------  -------------
                                                     $   2,823,000  $   222,000  $   3,045,000
                                                     -------------  -----------  -------------
                                                     -------------  -----------  -------------

                              MINNTECH CORPORATION

NOTE D -- INCOME TAXES (CONTINUED)
    The provision for income taxes differs from the statutory U.S. federal tax rate of 34% applied to earnings before income taxes as follows:

                                                                        YEARS ENDED MARCH 31
                                                             -------------------------------------------
                                                                 1996           1995           1994
                                                             -------------  -------------  -------------
Income tax expense at statutory federal income tax rates...  $   2,254,700  $   3,132,700  $   2,713,200
Foreign subsidiary losses..................................        671,600        261,800        224,800
State income taxes, net of federal tax benefit.............        108,500        166,300        155,000
Exempt income attributable to foreign sales................        (51,000)       (59,200)      --
Loss on investment in foreign subsidiary...................       (593,800)      (189,700)      --
Other, net.................................................          4,000        (17,900)       (48,000)
                                                             -------------  -------------  -------------
                                                             $   2,394,000  $   3,294,000  $   3,045,000
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                                     MARCH 31
                                                                           -----------------------------
                                                                                1996           1995
                                                                           --------------  -------------
Deferred tax assets
  Foreign subsidiary net operating losses................................  $    1,525,000  $     705,300
  Allowance for doubtful accounts........................................          50,700         45,000
  Inventories............................................................         230,900        108,200
  Unrealized holding losses on investments...............................          40,900         86,000
  Accrued vacation pay...................................................         152,500        126,000
  Amortization of goodwill...............................................         100,700       --
  Other, net.............................................................         179,000         14,000
                                                                           --------------  -------------
  Gross deferred tax asset...............................................       2,279,700      1,084,500
  Valuation allowance....................................................      (1,525,000)      (705,300)
                                                                           --------------  -------------
  Net deferred tax asset.................................................  $      754,700  $     379,200
                                                                           --------------  -------------
                                                                           --------------  -------------
Deferred tax liability
  Plant and equipment depreciation.......................................  $    1,412,000  $   1,135,000
                                                                           --------------  -------------
                                                                           --------------  -------------

    The Company recorded valuation allowances related to foreign subsidiary net operating losses which are not recognized until their ultimate realization is considered to be more likely than not.

    Cash payments for income taxes were approximately $2,345,000, $3,452,000 and $2,475,900 in fiscal years 1996, 1995 and 1994, respectively.

NOTE E -- COMMITMENTS

    OPERATING LEASES

    Total rental expense for operating leases for fiscal years 1996, 1995 and 1994 was approximately $905,000, $808,000 and $680,000, respectively.

                              MINNTECH CORPORATION

NOTE E -- COMMITMENTS (CONTINUED)
    Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 1996:

  FISCAL YEAR                                                    AMOUNT
- -------------------------------------------------------------  -----------
  1997.......................................................  $   479,900
  1998.......................................................      315,800
  1999.......................................................       73,700
  2000.......................................................        9,000
  2001.......................................................        8,300
                                                               -----------
                                                               $   886,700
                                                               -----------
                                                               -----------

    SEVERANCE AGREEMENTS

    The Company has employment agreements with certain officers that provide severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100% of such severance benefits if they are involuntarily terminated and 50% of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 1996 was approximately $2,248,000.

NOTE F -- STOCK OPTIONS
    At March 31, 1996, the Company had 1,817,408 shares of common stock reserved under its 1982 Incentive Stock Option Plan and 1989 Stock Plan. The plans provide for incentive stock options and other options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the common stock at the date of grant.

    Option transactions under these plans during the three years ended March 31, 1996 are summarized as follows:

                                                               NUMBER      AVERAGE          OPTION
                                                              OF SHARES  OPTION PRICE     PRICE RANGE
                                                              ---------  ------------   ---------------
Outstanding at April 1, 1993................................  1,472,532     $10.03      $ 2.03 - $17.25
Granted.....................................................    398,150      11.31        9.50 -  11.50
Exercised...................................................   (128,722)      2.90        2.03 -  11.25
Cancelled...................................................   (176,438)     12.29        4.83 -  16.75
                                                              ---------  ------------   ---------------
Outstanding at March 31, 1994...............................  1,565,522       9.87        2.03 -  16.75
Granted.....................................................     96,150      14.45       10.88 -  15.83
Exercised...................................................   (231,421)      4.89        2.03 -  13.75
Cancelled...................................................   (121,035)     12.60        9.50 -  15.83
                                                              ---------  ------------   ---------------
Outstanding at March 31, 1995...............................  1,309,216      10.84        2.03 -  16.75
Granted.....................................................    677,010      17.29       13.50 -  20.50
Exercised...................................................   (273,058)      8.94        2.03 -  13.75
Cancelled...................................................    (88,753)     13.27        9.50 -  19.25
                                                              ---------  ------------   ---------------
Outstanding at March 31, 1996...............................  1,624,415      13.97        2.03 -  20.50
                                                              ---------  ------------   ---------------
                                                              ---------  ------------   ---------------

    In July 1993, 234,000 options granted in 1991 and 1992 with exercise prices ranging from $14.00 to $17.25 were repriced to $11.25 per share, the market price at the time of repricing.

    Options to purchase 957,912 shares were exercisable at March 31, 1996.

                              MINNTECH CORPORATION

NOTE F -- STOCK OPTIONS (CONTINUED)
    The Company adopted an employee stock purchase plan on June 1, 1990. Under the plan, 562,500 shares of common stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10% of their base salaries for purchase of common stock at 85% of fair market value.

    A total of 81,363 shares have been issued under the plan since inception as follows:

                                                                     NUMBER
  MAY 31                                                            OF SHARES
- -----------------------------------------------------------------  -----------
  1995...........................................................      17,873
  1994...........................................................      15,045
  1993...........................................................      15,552
  1992...........................................................      14,787
  1991...........................................................      18,106

    At March 31, 1996, the Company held a total of $162,800 in payroll withholdings for the purchase of stock under the plan.

    The Financial Accounting Standards Board has issued FAS 123, "Accounting for Stock Based Compensation." FAS 123 establishes a fair value based method of accounting for employee stock based compensation plans and encourages companies to adopt that method. However, it also allows companies to continue to apply the intrinsic value based method currently prescribed under APB Opinion No. 25, provided certain pro forma disclosures are made. FAS 123 is not required to be adopted by the Company until fiscal year 1997. The Company currently intends to continue to apply the accounting method prescribed by APB 25 and, accordingly, the adoption of FAS 123 will not have a material impact on the Company.

NOTE G -- PROFIT SHARING AND RETIREMENT SAVINGS
    The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 10% of their salaries. The Company matches 10% of employee contributions to a maximum of 6/10ths of 1% of compensation. The Company also makes annual profit sharing contributions to the plan at the discretion of the Board of Directors. The Company's contributions are as follows:

                                                    YEARS ENDED MARCH 31
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Matching 401(k)contributions.................  $  42,800  $  38,800  $  32,900
Profit sharing contributions.................     --        363,600    171,700
                                               ---------  ---------  ---------
                                               $  42,800  $ 402,400  $ 204,600
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

NOTE H -- PREFERRED STOCK
    The Company's Board of Directors is authorized to issue five million shares of no par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights, and other preferences of each series. No shares have been issued under this authorization.

                              MINNTECH CORPORATION

NOTE I -- FOREIGN OPERATIONS
    Amounts attributable to foreign operations, primarily in Europe, included in the consolidated financial statements at March 31, 1996 and for the year then ended are as follows:

Net sales of consolidated foreign subsidiaries.................  $ 6,439,973
Operating losses of consolidated foreign subsidiaries..........  $(1,582,564)
Total assets of consolidated foreign subsidiaries..............  $ 7,307,790

NOTE J -- NET EARNINGS PER SHARE
    Net earnings per share are computed based on the weighted average number of common shares and common equivalent shares outstanding. Common share equivalents include potentially dilutive stock options using the "modified treasury stock" method. Shares used in the computations are as follows:

                                                 YEARS ENDED MARCH 31
                                            -------------------------------
                                              1996       1995       1994
                                            ---------  ---------  ---------
Weighted average common shares
 outstanding..............................  6,517,126  6,274,270  6,129,153
Weighted average common equivalent shares
 for stock options........................    406,695    339,121    225,195
                                            ---------  ---------  ---------
                                            6,923,821  6,613,391  6,354,348
                                            ---------  ---------  ---------
                                            ---------  ---------  ---------

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Minntech Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP

Minneapolis, Minnesota
June 12, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Minntech Corporation and Subsidiaries

    We  have  audited  the  accompanying  consolidated  statements  of earnings, stockholders' equity, and cash flows of Minntech Corporation (a Minnesota corporation) and Subsidiaries for the year ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Minntech Corporation and Subsidiaries for the year ended March 31, 1994 in conformity with generally accepted accounting principles.

                                          Grant Thornton LLP

Minneapolis, Minnesota
May 20, 1994

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MINNTECH CORPORATION
                                            (Registrant)

                                          By        LOUIS COSENTINO, PH.D.
                                            ------------------------------------
                                                    Louis Cosentino, Ph.D.
                                              PRESIDENT AND CHIEF EXECUTIVE
                                             OFFICER

Date:  July 12, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                          TITLE                             DATE
- -----------------------------------------------  -----------------------------------------------  ----------------

           LOUIS C. COSENTINO, PH.D.             President, Chief Executive Officer and Director   July 12, 1996
- ------------------------------------               (Principal Executive Officer)
           Louis C. Cosentino, Ph.D.

                WARREN M. WHITE                  Chief Financial Officer (Principal Accounting     July 12, 1996
- ------------------------------------               and Financial Officer)
                Warren M. White

                 GEORGE HEENAN                   Director                                          July 12, 1996
- ------------------------------------
                 George Heenan

                AMOS HEILICHER                   Director                                          July 12, 1996
- ------------------------------------
                Amos Heilicher

                  NORMAN DANN                    Director                                          July 12, 1996
- ------------------------------------
                  Norman Dann

             FRED L. SHAPIRO, M.D.               Director                                          July 12, 1996
- ------------------------------------
             Fred L. Shapiro, M.D.

               DONALD H. SOUKUP                  Director                                          July 12, 1996
- ------------------------------------
               Donald H. Soukup

                              MINNTECH CORPORATION

                 INDEX OF EXHIBITS TO ANNUAL REPORT ON FORM 10K

 EXHIBIT                                   DESCRIPTION OF EXHIBIT                                    FORM OF FILING
- ---------  ---------------------------------------------------------------------------------------  ----------------
 3(a)      Articles of Incorporation, as amended (1)
 3(b)      Amendment of By-Laws in March 1986 (2)
 3(c)      Restated By-Laws (2)
 4         Form of Specimen Common Stock Certificate (3)
10(a)      1989 Stock Plan, as amended August 28, 1991 and August 25, 1993 (4)
10(b)      Restated 1982 Incentive Stock Option Plan, as amended (1)
10(c)      Form of Employment Agreement dated April 22, 1986 with certain officers of the Company
           (5)
10(d)      Form of Amendment dated February 27, 1989 to Employment Agreements dated April 22, 1986
           (5)
10(e)      Form of Employment Agreement dated February 27, 1989 with certain officers and key employees of the Company (5)
10(f)      1990 Employee Stock Purchase Plan, as amended June 1, 1993 (3)
10(g)      Supplemental Executive Retirement Plan effective April 1, 1996 (6)
23(a)      Consent of Price Waterhouse LLP                                                             Electronic
                                                                                                      Transmission
23(b)      Consent of Grant Thornton LLP                                                               Electronic
                                                                                                      Transmission
27         Financial Data Schedule                                                                     Electronic
                                                                                                      Transmission

- ------------------------
(1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-11278.

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

(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1989, File No. 0-11278

(6) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.