Form 10-Q
period 1996-06-30
MINNTECH CORP
filed 1996-08-14
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended JUNE 30, 1996  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to ___________

     COMMISSION FILE NUMBER 0-11278
                            -------

                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)




   MINNESOTA                                             41-1229121
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                           14605 - 28TH AVENUE NORTH
                         MINNEAPOLIS, MINNESOTA   55447
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:   (612) 553-3300

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                         ------       ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Class                            Outstanding at July 31, 1996
- --------------------------              -------------------------------
 Common Stock, $0.05 par value                 6,653,214 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                                  June 30, 1996



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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                          Three Months Ended
                                                               June 30
                                                    ----------------------------
                                                       1996               1995
                                                     -------            -------
Net sales                                            $16,685            $15,444

OPERATING COSTS AND EXPENSES
  Cost of sales                                        9,383              9,153
  Research and development                               834                754
  Selling, general and administrative                  4,092              3,579
  Amortization of intangible assets                      212                140
                                                     -------            -------
      Total operating costs and expenses              14,521             13,626
                                                     -------            -------

EARNINGS FROM OPERATIONS                               2,164              1,818

Other income (expense), net                              (73)                45
                                                     -------            -------

EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST                                    2,091              1,863

Provision for income taxes                               871                670
Minority interest                                        (70)                  -
                                                     -------            -------

NET EARNINGS                                         $ 1,290            $ 1,193
                                                     -------            -------
                                                     -------            -------


NET EARNINGS PER SHARE                                $  .19               $.18
                                                     -------            -------
                                                     -------            -------

Weighted average common and common
          equivalent shares                            6,962              6,683
                                                     -------            -------
                                                     -------            -------

                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                   ASSETS                           June 30,          March 31,
                                                      1996               1996
                                                    --------           --------
CURRENT ASSETS
  Cash and cash equivalents                         $  1,234           $  4,064
  Marketable securities                                1,130              1,154
  Accounts receivable, net                            11,666             11,262
  Inventories
    Finished goods                                     6,078              4,768
    Materials and work-in-process                      8,577              6,667
  Prepaid expenses                                       741              1,197
                                                    --------           --------
      TOTAL CURRENT ASSETS                            29,426             29,112

PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and improvements                     9,326              9,326
  Machinery and equipment                             22,487             21,024
                                                    --------           --------
                                                      31,813             30,350
  Less accumulated depreciation                      (13,791)           (13,027)
                                                    --------           --------
                                                      18,022             17,323
OTHER ASSETS
  Patent costs, net                                      776                802
  Goodwill, net                                        1,660              1,770
  Other                                                1,237              1,040
                                                    --------           --------
                                                    $ 51,121           $ 50,047
                                                    --------           --------
                                                    --------           --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                  $  4,852           $  5,189
  Accrued expenses                                     1,402              1,795
  Income taxes payable                                   458               -
                                                    --------           --------
   TOTAL CURRENT LIABILITIES                           6,712              6,984

DEFERRED INCOME TAXES                                  1,412              1,412
DEFERRED COMPENSATION                                    158                130
MINORITY INTEREST                                        240                310

STOCKHOLDERS' EQUITY
  Preferred stock, no par value                        -                   -
  Common stock, $.05 par value                           333                332
  Additional paid-in capital                          11,850             11,647
  Retained earnings                                   30,416             29,232
                                                    --------           --------
                                                      42,599             41,211
                                                    --------           --------
                                                    $ 51,121           $ 50,047
                                                    --------           --------
                                                    --------           --------

                              MINNTECH CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                           Three Months Ended
                                                                                 June 30
                                                                      --------------------------
                                                                          1996             1995
                                                                      ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                          $1,290          $1,193
      Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
         Depreciation and amortization                                      974             775
         Provision for losses on accounts receivable                         38              15
         Tax benefit from stock option exercises                          -                  40
         Foreign currency exchange (gain) loss                               96              31
         Deferred income taxes                                            -                  30
         Minority interest                                                  (70)              -
         Other                                                               24             (80)
         Changes in assets and liabilities:
           Accounts receivable                                             (516)            177
           Inventories                                                   (3,286)           (962)
           Prepaid expenses                                                  50              90
           Accounts payable and accrued expenses                           (712)            484
           Income taxes payable                                             827             469
                                                                      ----------       ---------
              Total adjustments                                          (2,575)          1,069
                                                                      ----------       ---------
NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES                       (1,285)          2,262
                                                                      ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                 (1,667)         (1,295)
     Patent application costs                                               (70)            (90)
     Acquisition of product line                                              -            (733)
                                                                      ----------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,737)         (2,118)
                                                                      ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options                                204             401
                                                                      ----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   204             401
                                                                      ----------       ---------

Effects of exchange rate changes on foreign currency
     cash balances                                                          (12)            (15)
                                                                      ----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (2,830)            530

Cash and cash equivalents at beginning of period                          4,064           3,325
                                                                      ----------       ---------

Cash and cash equivalents at end of period                               $1,234          $3,855
                                                                      ----------       ---------
                                                                      ----------       ---------


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

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 1996 as filed with the Securities and Exchange Commission.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE B - NET EARNINGS PER SHARE

The calculations of net earnings per common and common equivalent shares are presented in the following table. All amounts are in thousands except per share amounts.


                                            Three Months Ended
                                                   June 30
                                          -----------------------
                                            1996            1995
                                          -------         -------
Net earnings                              $ 1,290         $ 1,193
                                          -------         -------
                                          -------         -------
Weighted average common shares
   outstanding                              6,652           6,411

Weighted average common equivalent
  shares for stock options                    310             272
                                          -------         -------
Weighted average common and common
   equivalent shares                        6,962           6,683
                                          -------         -------
                                          -------         -------

Net earnings per share                    $   .19         $   .18
                                          -------         -------
                                          -------         -------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter ended June 30, 1996 increased by $1,241,000, or 8%, from sales in the first quarter of the prior year due to increased sales of Renatrons-Registered Trademark-, reprocessing supplies, dialyzers and water treatment products.

Net sales by product group are summarized on the following table:


(in thousands)                           Three Months Ended June 30
                                          ------------------------
                                              1996           1995
                                          --------        --------
Dialysis supplies and devices              $ 4,770        $ 4,960
Reprocessing products                        5,794          4,559
Cardiosurgery  products                      5,457          5,563
Water purification products                    664            362
                                          --------        --------
                                           $16,685        $15,444
                                          --------        --------
                                          --------        --------

Gross profit for the quarter ended June 30, 1996 was $7,302,000, or 43.8% of net sales, compared to $6,291,000, or 40.7% of net sales, for the first quarter last year. Increased gross margin was due primarily to improved efficiencies in manufacturing.

Research and development expenses for the quarter ended June 30, 1996 totaled $834,000, or 5.0% of sales, compared to $754,000, or 4.9% of sales, in the first quarter one year ago. The Company expects total research and development expenses for the fiscal year ending March 31, 1997 to be approximately 6% of sales.

Selling, general and administrative expenses for the quarter ended June 30, 1996 were $4,092,000, or 24.5% of sales, compared to $3,579,000, or 23.2% of sales, in the first quarter one year ago. Selling, general and administrative expenses have increased due to expansion of sales, expenses associated with the year-end audit and implementation of an MIS system, and expanded marketing efforts in Europe and Japan.

The Company's effective income tax rate was 41.7% in the quarter ended June 30, 1996 compared to a rate of 36.0% in the first quarter of the prior year. The increased effective tax rate was due to foreign subsidiary operating losses which were not deductible as of June 30, 1996.

The Company reported net earnings of $1,290,000, or 7.7% of sales, for the quarter ended June 30, 1996 compared to earnings of $1,193,000, or 7.7% of sales, in the first quarter one year ago.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $2,364,000 of cash, cash equivalents and marketable securities, a decrease of $2,854,000 from the balance at March 31, 1996. Working capital at June 30, 1996 was $22,714,000 compared to $22,128,000 at March 31, 1996. The decrease in cash in the first quarter was due to a build-up of finished goods and increased raw material inventories to meet ramped up production. The Company's current ratio at June 30, 1996 was 4.4 to 1 compared to 4.2 to 1 at March 31, 1996.

The Company acquired $1,667,000 of capital equipment during the quarter ended June 30, 1996 and expects to invest approximately $3,500,000 in capital equipment for the full fiscal year.

The Company believes that it may require borrowing to meet working capital needs in fiscal year 1997. Cash expended to ramp up production may exceed cash flow from operations in the second quarter.


PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27                 Financial Data Schedule

          (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MINNTECH CORPORATION


DATE: AUGUST     , 1996              /s/ Thomas J. McGoldrick
       ------------------            ---------------------------
                                     Thomas J. McGoldrick
                                     Executive Vice President
                                     (Duly authorized officer)
                                     (Principal financial officer)