Form 10-Q
period 1996-09-30
MINNTECH CORP
filed 1996-11-14
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended SEPTEMBER 30, 1996  or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                to
                                    --------------    -------------

     COMMISSION FILE NUMBER 0-11278



                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)


      MINNESOTA                                             41-1229121
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


                           14605 - 28TH AVENUE NORTH
                         MINNEAPOLIS, MINNESOTA   55447
                    (Address of principal executive offices)


      Registrant's telephone number, including area code:   (612) 553-3300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        -------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at October 31, 1996
 Common Stock, $0.05 par value                         6,675,713

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1996



                                      Index

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Condensed Consolidated Statements of Earnings                  3

               Condensed Consolidated Balance Sheets                          4

               Condensed Consolidated Statements of Cash Flows                5

               Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  7

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 6.  Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                   10

Exhibit index                                                                11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                     (In thousands except per share amounts)



                                                    Three Months Ended              Six Months Ended
                                                        September 30                  September 30
                                                        ------------                  ------------
                                                     1996           1995          1996            1995
                                                ----------     ----------    ----------      ----------
NET SALES                                       $   15,845     $   16,316    $   32,530      $   31,761

OPERATING COSTS AND EXPENSES
   Cost of sales                                     9,077          9,505        18,460          18,658
   Research and development                            829            926         1,654           1,681
   Selling, general and administrative               4,306          3,631         8,407           7,210
   Amortization of intangible assets                   212            155           423             295
   Loss due to fiber production scale-up                --            936            --             936
                                                ----------     ----------    ----------      ----------
   Total operating costs and expenses               14,424         15,153        28,944          28,780
                                                ----------     ----------    ----------      ----------

EARNINGS FROM OPERATIONS                             1,421          1,163         3,586           2,981
Other income (expense), net                            (21)          2              (94)             47
                                                ----------     ----------    ----------      ----------

EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST                               1,400          1,165         3,492           3,028

Provision for income taxes                             680            418         1,551           1,088
Minority interest                                      (61)            --          (131)             --
                                                ----------     ----------    ----------      ----------

NET EARNINGS                                    $      781     $      747    $    2,072      $    1,940
                                                ----------     ----------    ----------      ----------
                                                ----------     ----------    ----------      ----------

NET EARNINGS PER SHARE                                $.12           $.11          $.30            $.29
                                                ----------     ----------    ----------      ----------
                                                ----------     ----------    ----------      ----------

Weighted average common and
common equivalent shares                             6,662          6,835         6,812           6,759
                                                ----------     ----------    ----------      ----------
                                                ----------     ----------    ----------      ----------


                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


           ASSETS                        September 30,         March 31,
                                             1996                1996
                                         ---------           ---------
CURRENT ASSETS
    Cash and cash equivalents            $   3,412           $   4,064
    Marketable securities                      388               1,154
    Accounts receivable, net                11,326              11,262
    Inventories
      Finished goods                         7,953               4,768
      Materials and work-in-process          8,812               6,667
    Prepaid expenses                           720               1,197
                                         ---------           ---------
    TOTAL CURRENT ASSETS                    32,611              29,112

PROPERTY AND EQUIPMENT, AT COST
    Land, buildings and improvements         9,653               9,326
    Machinery and equipment                 23,673              21,024
                                         ---------           ---------
                                            33,326              30,350
    Less accumulated depreciation          (14,576)            (13,027)
                                         ---------           ---------
                                            18,750              17,323
OTHER ASSETS
    Patent costs, net                          726                 802
    Goodwill, net                            1,552               1,770
    Other                                    1,507               1,040
                                         ---------           ---------

                                        $   55,146          $   50,047
                                         ---------           ---------
                                         ---------           ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                         $   4,000           $      --
    Accounts payable                         4,711               5,189
    Accrued expenses                         1,815               1,795
    Income taxes payable                      (189)                 --
                                         ---------           ---------
    TOTAL CURRENT LIABILITIES               10,337               6,984

DEFERRED INCOME TAXES                        1,412               1,412
DEFERRED COMPENSATION                          187                 130
MINORITY INTEREST                              179                 310

STOCKHOLDERS' EQUITY
    Preferred stock, no par value                -                   -
    Common stock, $.05 par value               334                 332
    Additional paid-in capital              12,131              11,647
    Retained earnings                       30,566              29,232
                                         ---------           ---------

                                            43,031              41,210
                                         ---------           ---------

                                           $55,146             $50,047
                                         ---------           ---------
                                         ---------           ---------

                              MINNTECH CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          Six Months Ended
                                                            September 30
                                                          ----------------
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $   2,072     $   1,940
      Adjustments to reconcile net
      earnings to net cash provided
      by (used in) operating activities
          Depreciation and amortization                   1,968          1,636
          Tax benefit from stock option exercises              -            65
          Provision for losses on accounts
            receivable                                        63            30
          Foreign currency exchange loss                      95           118
          Deferred income taxes                                -            11
          Minority interest                                 (131)            -
          Other                                               31           (77)
          Changes in assets and liabilities:
               Accounts receivable                          (183)         (659)
               Inventories                                (5,381)         (756)
               Prepaid expenses                               70           225
               Accounts payable and accrued expenses        (449)          561
               Income taxes payable                          187          (559)
                                                       ---------     ---------

                   Total adjustments                      (3,730)          595
                                                       ---------     ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,658)        2,535
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                   (3,444)       (2,274)
    Proceeds from sale of marketable securities              743             -
    Patent application costs                                (118)         (166)
    Acquisition of product line                                -        (1,452)
    Other                                                     18            (1)
                                                       ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                     (2,801)       (2,131)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from note payable                             4,000             -
    Proceeds from exercise of stock options                  486          1297
    Grant from foreign government                              -           331
    Payment of cash dividends                               (667)         (653)
                                                       ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,819           975
                                                       ---------     ---------

    Effects of exchange rate changes on
      foreign currency cash balances                         (12)          (42)
                                                       ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (652)         (425)

Cash and cash equivalents at beginning of
  period                                                   4,064         3,325
                                                       ---------     ---------

Cash and cash equivalents at end of period             $   3,412     $   2,900
                                                       ---------     ---------
                                                       ---------     ---------

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


                                     Three Months Ended      Six Months Ended
                                        September 30           September 30
                                      1996       1995        1996         1995
                                     ------     -------     -------     -------

Net earnings                         $  781     $   747     $ 2,072     $ 1,940
                                     ------     -------     -------     -------
                                     ------     -------     -------     -------

Weighted average common shares
   outstanding                        6,662       6,473       6,657       6,442

Weighted average common
   equivalent  shares for stock
   options                                -         362         155         317
                                     ------     -------     -------     -------

Weighted average common and
   common equivalent shares           6,662       6,835       6,812       6,759
                                     ------     -------     -------     -------
                                     ------     -------     -------     -------
Net earnings per share                 $.12        $.11        $.30        $.29
                                     ------     -------     -------     -------
                                     ------     -------     -------     -------

NOTE C - CASH DIVIDEND

The Company's Board of Directors on August 28, 1996 declared an annual cash dividend of $.10 per share on the Company's common stock. The dividend was paid on September 27, 1996 to stockholders of record as of September 12, 1996.

NOTE D - NOTE PAYABLE/LINE OF CREDIT

In September, 1996, the Company borrowed $4,000,000 against its $10,000,000 unsecured line of credit with a commercial bank. The Company elected the LIBOR index rate of interest (7.5% at September 30, 1996). This line of credit expires August 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales in the second quarter ended September 30, 1996 decreased by $471,000, or 3%, due primarily to a 24% decline in cardiosurgery product sales which more than offset a 12% increase in sales of reprocessing products. Sales for the six months ended September 30, 1996 increased by $769,000, or 2%, due primarily to a 19% increase in sales of reprocessing products which more than offset a 13% decline in cardiosurgery product sales.

The decrease in sales of cardiosurgery products is due to the scheduled reduction of oxgenator sales to C.R. Bard, Inc. Dialyzer reprocessing
products accounted for the increase in sales of reprocessing products.   At
September 30, 1996, the Company was awaiting FDA market clearance to sell its second generation oxygenator, the Biocor 200-TM-, in the United States.

Net sales by product group are summarized on the following table:


                                        Three Months Ended     Six Months Ended
                                           September 30          September 30
                                         ---------------       ---------------
                                         1996       1995       1996       1995
                                       --------   --------   --------   --------
Dialysis supplies and
  devices                              $  4,873   $  4,762   $  9,643   $  9,722
Reprocessing products                     6,127      5,492     11,921     10,051
Cardiosurgery products                    4,305      5,665      9,762     11,228
Water filtration products                   540        397      1,204        760
                                       --------   --------   --------   --------
                                       $ 15,845   $ 16,316   $ 32,530   $ 31,761


Gross profit for the second quarter ended September 30, 1996 was $6,768,000, or 42.7% of net sales, compared to $6,811,000, or 41.7% of net sales, for the quarter one year ago. For the six months ended September 30,1996, gross profit was $14,070,000, or 43.3% of net sales, compared to $13,103,000, or 41.3% of net sales, for the same period one year ago. The improved gross margin in the current year was due primarily to improved efficiencies in manufacturing.

Research and development expenses for the second quarter totaled $829,000, or 5.2% of sales, compared to $926,000, or 5.7% of sales, in the quarter one year ago. For the six months ended September 30, 1996, expenses totaled $1,654,000, or 5.1% of sales, compared to $1,681,000, or 5.3% of sales, for the same period one year ago. The Company expects that total research and development expenses for the fiscal year ending March 31, 1997 will approximate 6% of sales.

Selling, general and administrative expenses for the second quarter ended September 30, 1996 were $4,306,000, or 27.3% of sales, compared to $3,631,000, or 22.3% of sales, in the second quarter one year ago. For the six months ended September 30, 1996, selling, general and administrative expenses totaled $8,407,000, or 25.8% of sales, compared to $7,210,000, or 22.7% of sales, for the same period one year ago. Selling, general and administrative expenses have increased due to expansion of sales and marketing efforts in Japan and Europe.

The Company's effective income tax rates for the second quarter and six months ended September 30, 1996 were 48.6% and 44.4%, respectively, compared to 35.9% for the same periods one year ago. The increased effective tax rates in the current year are due to foreign subsidiary operating losses which were not deductible as of September 30, 1996.

The Company reported net earnings of $781,000, or 4.9% of sales for the quarter ended September 30, 1996, compared to earnings $747,000, or 4.6% of sales in the second quarter one year ago. Second quarter earnings one year ago included a one time charge of $936,000 related to dialyzer production scale-up. For the six months ended September 30, 1996, earnings were $2,072,000, or 6.4% of sales, compared to earnings of $1,940,000, or 6.1% of sales for the same period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $3,800,000 of cash, cash equivalents and marketable securities, a decrease of $1,418,000 from the balance at March 31, 1996. Working capital at September 30, 1996 was $22,274,000 compared to $22,128,000 at March 31, 1996. The decrease in cash was due to a build-up of finished goods and increased raw material inventories. The Company's current ratio at September 30, 1996 was 3.2 to 1 compared to 4.2 to 1 at March 31, 1996.

The Company acquired $3,444,000 of capital equipment during the six months ended September 30, 1996 and expects to invest approximately $5,000,000 in capital equipment for the full fiscal year.

The Company borrowed $4,000,000 under its bank line of credit to meet working capital needs in the second quarter ended September 30, 1996 and may require further borrowing to meet working capital needs in fiscal 1997.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on August 28, 1996. The stockholders took the following actions: (i) the stockholders elected two directors to serve for terms ending in 1999 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:
                                   Votes  For          Votes Withheld
                                   ----------          --------------
     Fred L. Shapiro, M.D.         5,867,258               141,087
     Donald H. Soukup              5,869,318               139,027

     The names of the remaining directors whose term of office as a director continues after the Annual Meeting are George Heenan, Amos Heilicher, Louis C. Cosentino, and Norman Dann.

     (ii)The stockholders ratified the appointment of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending
     March 31, 1997. The stockholders present in person or by proxy cast the following numbers of votes on this item:


                                     Votes For  Votes Against  Votes Abstaining
                                     ---------  -------------  ----------------
     Ratify Price Waterhouse LLP     5,794,664       9,718         203,963

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10a. Amendment to Minntech Corporation Director Emeritus Consulting
               Plan dated April 8, 1995.

          10b. Amendment to Minntech Corporation 1989 Stock Plan dated July 25,
               1989.

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MINNTECH CORPORATION

DATE:     November 12, 1996
          -----------------
                                             /s/  Jules L. Fisher
                                             --------------------
                                                  Jules L. Fisher
                                                  Vice President and
                                             Chief Financial Officer
                                             (Duly authorized officer)
                                             (Principal financial officer)