Form 10-Q
period 1996-12-31
MINNTECH CORP
filed 1997-02-13
CIK 724969

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly period ended DECEMBER 31, 1996 or
                                   -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from                to
                                   --------------    ------------

    COMMISSION FILE NUMBER 0-11278



                                MINNTECH CORPORATION
                (Exact name of registrant as specified in its charter)


       MINNESOTA                                      41-1229121
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                             Identification No.)


                              14605 - 28TH AVENUE NORTH
                           MINNEAPOLIS, MINNESOTA   55447
                       (Address of principal executive offices)


         Registrant's telephone number, including area code:   (612) 553-3300

                                 --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                              Outstanding at January 31, 1996
---------------------------------           -----------------------------------
  Common Stock, $0.05 par value             6,675,713 shares

                                 Minntech Corporation
                            Quarterly Report on Form 10-Q
                                  December 31, 1996



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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 MINNTECH CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)
                       (In thousands except per share amounts)


                                                 Three Months Ended            Nine Months Ended
                                                    December 31                   December 31
                                                    -----------                   -----------
                                                 1996           1995           1996           1995
                                                 ----           ----           ----           ----
NET SALES                                    $  16,772      $  17,149      $  49,302      $  48,910

OPERATING COSTS AND EXPENSES
 Cost of product sales                           9,995          9,591         28,455         28,249
 Research and development                          928            729          2,582          2,410
 Selling, general and administrative             4,374          3,970         12,781         11,180
 Amortization of intangible assets                 214            176            637            471
 Loss due to fiber production scale-up               -              -              -            936
                                             ---------      ---------      ---------      ---------
   Total operating costs and expenses           15,511         14,446         44,455         43,246
                                             ---------      ---------      ---------      ---------

EARNINGS FROM OPERATIONS                         1,261          2,683          4,847          5,664
Other income (expense, net)                        (96)            44           (190)            91
                                             ---------      ---------      ---------      ---------

EARNINGS BEFORE INCOME TAXES                     1,165          2,727          4,657          5,755
AND MINORITY INTEREST

Provision for income taxes                         569            924          2,120          2,012
Minority interest                                  (65)           (63)          (196)           (63)
                                             ---------      ---------      ---------      ---------

NET EARNINGS                                 $     661      $   1,866      $   2,733      $   3,806
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

NET EARNINGS PER SHARE                            $.10           $.27           $.40           $.56
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

Weighted average common and
common equivalent shares                         6,682          6,989          6,768          6,836
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------


                                 MINNTECH CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                                    (In thousands)

              ASSETS                                December 31,      March 31,
                                                         1996           1996
                                                      ---------      ---------
CURRENT ASSETS
   Cash and cash equivalents                          $   2,766      $   4,064
   Marketable securities                                    394          1,154
   Accounts receivable, net                              11,646         11,262
   Inventories
       Finished goods                                     7,934          4,768
       Materials and work-in-process                      8,510          6,667
   Prepaid expenses                                         793           1197
                                                      ---------      ---------
       TOTAL CURRENT ASSETS                              32,043         29,112

PROPERTY AND EQUIPMENT, AT COST
   Land, buildings and improvements                       9,701          9,326
   Machinery and equipment                               24,891         21,024
                                                      ---------      ---------
                                                         34,592         30,350
   Less accumulated depreciation                        (15,389)       (13,027)
                                                      ---------      ---------
                                                         19,203         17,323
OTHER ASSETS
   Patent costs, net                                        713            802
   Goodwill, net                                          1,443          1,770
   Other                                                  1,367          1,040
                                                      ---------      ---------

                                                      $  54,769      $  50,047
                                                      ---------      ---------
                                                      ---------      ---------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                      $   4,129      $       -
   Accounts payable                                       3,830          5,189
   Accrued expenses                                       1,648          1,795
   Income taxes payable                                    (226)             -
                                                      ---------      ---------
       TOTAL CURRENT LIABILITIES                          9,381          6,984

DEFERRED INCOME TAXES                                     1,412          1,412
DEFERRED COMPENSATION                                       208            130
MINORITY INTEREST                                           114            310

STOCKHOLDERS' EQUITY
   Preferred stock, no par value                              -          -
   Common stock, $.05 par value                             334            332
   Additional paid-in capital                            12,131         11,647
   Retained earnings                                     31,189         29,232
                                                      ---------      ---------
                                                         43,654         41,211
                                                      ---------      ---------

                                                      $  54,769      $  50,047
                                                      ---------      ---------
                                                      ---------      ---------

                                 MINNTECH CORPORATION
                                CONDENSED CONSOLIDATED
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)

                                                            Nine Months Ended
                                                                December 31
                                                            -----------------
                                                             1996       1995
                                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                            $  2,733    $  3,806
     Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities
        Depreciation and amortization                        2,997       2,474
        Tax benefit from stock option exercises                            274
        Provision for losses on Accounts Receivable             86
        Foreign currency exchange loss                         160         101
        Deferred income taxes                                   22          34
        Minority interest                                     (196)
        Other                                                   33          52
        Changes in assets and liabilities:
          Accounts receivable                                 (590)     (1,792)
          Inventories                                       (5,062)     (1,498)
          Prepaid expenses                                     (26)        245
          Accounts payable and accrued expenses             (1,475)        448
          Income taxes payable                                 143         157
                                                          --------    --------
             Total adjustments                              (3,908)        495
                                                          --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   (1,175)      4,301

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                       (4,607)     (3,322)
  Proceeds from sales of marketable securities                 743           -
  Patent application costs                                    (204)       (269)
  Acquisition of product line                                    -      (1,452)
  Other                                                         26        (156)
                                                          --------    --------
NET CASH USED IN INVESTING ACTIVITIES                       (4,042)     (5,199)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                4,136           -
  Grant from foreign government                                  -         335
  Proceeds from exercise of stock options                      486       1,714
  Minority interest capital contribution                         -         450
  Payments of cash dividends                                  (667)       (653)
                                                          --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    3,955       1,846
                                                          --------    --------

Effects of exchange rate changes on foreign currency
  cash balances                                                (36)        (73)
                                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,298)        875

Cash and cash equivalents at beginning of period             4,064       3,325
                                                          --------    --------

Cash and cash equivalents at end of period                $  2,766    $  4,200
                                                          --------    --------
                                                          --------    --------

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


                                                 Three Months Ended            Nine Months Ended
                                                    December 31                   December 31
                                                    -----------                   -----------
                                                 1996           1995           1996           1995
                                                 ----           ----           ----           ----
Net earnings                                  $    661       $  1,866       $  2,733       $  3,806
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Weighted average common shares
 outstanding                                     6,682          6,565          6,665          6,483

Weighted average common equivalent
 shares for stock options                            -            424            103            353
                                              --------       --------       --------       --------

Weighted average common and
common equivalent shares                         6,682          6,989          6,768          6,836
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------

Net earnings per share                        $    .10       $    .27       $    .40       $    .56
                                              --------       --------       --------       --------
                                              --------       --------       --------       --------



NOTE C - NOTE PAYABLE/LINE OF CREDIT

In September 1996, the Company borrowed $4,000,000 against its $10,000,000 unsecured line of credit with a commercial bank. The note bears interest at the LIBOR index rate (7.5% at December 31, 1996). This line of credit expires August 31, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the third quarter ended December 31, 1996 decreased by $377,000, or 2% due primarily to a 33% decline in cardiosurgery product sales, which more than offset a 29% increase in sales of dialysis supplies. Revenues for the nine months ended December 31, 1996 increased by $392,000, or 1%, due primarily to a 12% increase in sales of reprocessing products and an 8% increase in sales of dialysis supplies, which offset a 20% decline in cardiosurgery product sales.

The decrease in sales of cardiosurgery products is due to the scheduled reduction of oxgenator sales to C.R. Bard, Inc. Bard's obligation to purchase minimum quantities expires on March 31, 1997, but may continue to purchase oxygenators through June 30, 1997. At December 31, 1996, the Company was awaiting FDA clearance to market its second generation oxygenator, the Biocor TM 200, in the United States.

Net revenues by product group are summarized in the following table:

                                   Three Months Ended     Nine Months Ended
                                       December 31            December 31
                                    ----------------       ----------------
(in thousands)                      1996        1995       1996        1995
                                  --------    -------    --------    --------

Dialysis supplies and devices     $  5,612    $ 4,353    $ 15,255    $ 14,075
Reprocessing products                6,575      6,504      18,496      16,555
Cardiosurgery products               3,998      5,924      13,760      17,152
Water filtration products              587        368       1,791       1,128
                                  --------    -------    --------    --------
                                  $ 16,772    $17,149    $ 49,302    $ 48,910
                                  --------    -------    --------    --------
                                  --------    -------    --------    --------

Gross profit for the third quarter ended December 31, 1996 was $6,777,000, or 40.4% of net revenues, compared to $7,558,000, or 44.1% of net revenues, for the quarter one year ago. For the nine months ended December 31, 1996, gross profit was $20,847,000, or 42.2% of net revenues, compared to $20,661,000, or 42.2% of net revenues, for the same period one year ago. The decline in gross margins from one year ago was due primarily to increased costs of oxygenators and filter products.

Research and development expenses for the third quarter ended December 31, 1996 totaled $928,000, or 5.5% of revenues compared to $729,000, or 4.3% of revenues, in the quarter one year ago. For the nine months ended December 31, 1996, expenses totaled $2,582,000, or 5.2% of sales, compared to $2,410,000, or 4.9% of sales, for the same period one year ago.

Selling, general and administrative expenses for the third quarter ended December 31, 1996 were $4,374,000, or 26% of revenues, compared to $3,970,000, or 23.2% of revenues, in the third quarter one year ago. For the nine months ended December 31, 1996, selling, general and administrative expenses totaled $12,781,000, or 25.9% of revenues, compared to $11,180,000, or 22.9% of revenues, for the same period one year ago. Selling, general and administrative expenses increased due to expansion of international sales and marketing efforts.

The Company's effective income tax rates for the third quarter and nine months ended December 31, 1996 were 48.8% and 45.5% of revenues, respectively, compared to 33.8% and 34.9% of revenues, respectively, for the same periods one year ago. The increased tax rates are due to foreign subsidiary operating losses that were not deductible in the current year.

The Company reported net earnings of $661,000 for the quarter ended December 31, 1996, or 3.9%, compared to earnings of $1,866,000, or 10.9%, in the third quarter one year ago. For the nine months ended December 31, 1996, earnings were $2,733,000, or 5.5%, compared to earnings of $3,806,000, or 7.8%, for the same period one year ago. The decline in net earnings from one year ago was due to lower gross margins, higher general and administrative expenses, and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had $3,160,000 of cash, cash equivalents and marketable securities, a decrease of $2,058,000 from the balance at March 31, 1996. Working capital at December 31, 1996 was $22,662,000 compared to $22,128,000 at March 31, 1996. The decrease in cash was due to a build-up of finished goods and increased raw material inventories. The Company's current ratio at December 31, 1996 was 3.4 to 1 compared to 4.2 to 1 at March 31, 1996.

The company invested in $4,607,000 of capital equipment during the nine months ended December 31, 1996 and expects to invest approximately $5,500,000 during fiscal year 1997.


PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits.

              27.  Financial Data Schedule

       (b)    Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MINNTECH CORPORATION

DATE:    February 14 , 1997
         ------------------

                                              /s/ Jules Fisher
                                            ------------------------------
                                            Jules Fisher
                                            Chief Financial Officer
                                            (Duly authorized officer)
                                            (Principal financial officer)