Form 10-K405
period 1997-03-31
MINNTECH CORP
filed 1997-06-30
CIK 724969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
--------------------------------------------------------------------------------
                                      FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended MARCH 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ________________ to ___________________

    COMMISSION FILE NUMBER 0-11278

                                MINNTECH CORPORATION
                (Exact name of registrant as specified in its charter)

           MINNESOTA                                  41-1229121
 (State or other jurisdiction                      (I.R.S. Employer
 incorporation or organization                     Identification No.)

                              14605 - 28TH AVENUE NORTH
                           MINNEAPOLIS, MINNESOTA   55447
                       (Address of principal executive offices)
         Registrant's telephone number, including area code:   (6L2) 553-3300

--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $.05 PER SHARE

--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X       No
                                             ---------     ------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

As of June 2, 1997, 6,731,556 shares of Common Stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing transaction price on such date as reported on the NASDAQ National Market System) held by non-affiliates of the registrant was approximately $66,371,562.


                         DOCUMENTS INCORPORATED BY REFERENCE


    Documents Incorporated  by  Reference                       10-K Part and  Item Where Incorporated
    -------------------------------------                       --------------------------------------
1.  Certain portions of  the Definitive Proxy Statement for     Part III: Items 10,11, 12 and 13
    the Annual Meeting of Shareholders of the Registrant
    to be held August 27, 1997



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Forward Looking Statements" in Item 7 and "Risk Factors" on pages 14 - 17 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

                                        PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF THE BUSINESS
    Minntech Corporation (the "Company") was incorporated on January 30, 1974, under the laws of Minnesota. The Company is engaged in the development, manufacturing and marketing of medical supplies and devices, sterilants and water filtration products. The Company's products are used primarily in kidney dialysis and in open-heart surgery. The trade name of Renal Systems is used for products sold in the dialysis market, the trade name of Minntech is used for products sold in the cardiosurgery market, the trade name of Fibercor is used for marketing water filtration products, and the trade name of Unitrol is used for products sold in the endoscopy market. The Company has core technologies in electronics, fibers, plastics, and chemical solutions, all of which were internally developed.

INDUSTRY SEGMENTS
    Through March 31, 1997, the Company has been primarily engaged in a single industry segment--medical devices and supplies. The Company also markets filtration devices for industrial water purification applications.

PRODUCTS
    The Company has four interrelated product groups:

    -    Dialysis Supplies and Devices

    -    Reprocessing Products

    -    Cardiosurgery Products

    -    Water Filtration Products


    DIALYSIS SUPPLIES AND DEVICES
    The Company's main dialysis supply product is a line of concentrates used by kidney centers to prepare dialysate (a salt solution) for hemodialysis treatments. The Company provides the industry's most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines. The U.S. hemodialysis patient population consumes almost 35 million gallons of concentrates annually (estimate based on published information on patient populations). Sales of concentrate products accounted for more than 75 percent of all sales in this product group in each of the past three fiscal years.

    The Company introduced its first dialyzer (artificial kidney) - the Renaflo-Registered Trademark- HDF 1350 dialyzer - in fiscal 1992. In fiscal 1993, the Company introduced the Primus-Registered Trademark- line of second generation dialyzers in Europe, and in August 1994, the Company received FDA market clearance to sell the Primus-Registered Trademark- dialyzer in the United States. Dialyzers are a commodity product that require considerable sales volume and low cost structure to be profitable. At the close of fiscal 1997, the Company's share of the highly competitive dialyzer market was less than one percent. As a result, in March 1997, the Company discontinued the Primus-Registered Trademark- dialyzer line, taking a one-time restructuring charge to write off all of the assets employed in the dialyzer business.

    The Company's major dialysis electronic products are the Sonalarm-Registered Trademark- Foam Detector, a device that detects air in blood during hemodialysis and the Minipump-TM- Hemodialysis Blood Pump which circulates blood during hemodialysis. The Sonalarm-Registered Trademark- and the Minipump-TM- are sold to end users and in component form to other manufacturers of blood processing equipment.

    These dialysis products accounted for approximately 32 percent of the Company's sales in fiscal 1997, 29 percent of product sales in fiscal 1996 and 33 percent of product sales in fiscal 1995.

    REPROCESSING PRODUCTS
    Reprocessing products include the Renatron-Registered Trademark- Dialyzer Reprocessing System and associated supplies, including Renalin-Registered Trademark-, a cold sterilant solution that replaces formaldehyde, gluteraldehyde, and bleach in dialyzer reprocessing, and Actril-Registered Trademark- Cold Sterilant, a kidney machine disinfectant.

    In response to government-mandated cost containment measures, many U.S. dialysis centers in the late 1970s began reusing dialyzers (artificial kidneys) instead of discarding them after a single use. In 1982, the Company introduced the Renatron-Registered Trademark-, a machine that provides an automated method of rinsing, cleaning, testing, and sterilizing dialyzers for multiple use. In 1985, dialysis centers began using Renalin-Registered Trademark- sterilant for manual reprocessing of dialyzers. In 1990, the Company began sales of the Renatron-Registered Trademark- II, a second generation system that includes a bar code reader, computer and Renalog-Registered Trademark- software for automated record keeping and analysis. Data released by the Centers for Disease Control ("CDC") indicate that, as of 1994, 81 percent of all U.S. hemodialysis patients were treated in centers that reuse dialyzers. The CDC also reported that 75 percent of all dialysis centers in the United States reuse dialyzers and 52 percent of these centers used Renalin-Registered Trademark- to sterilize their dialyzers. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers.

    The Company believes its Renatron-Registered Trademark- system is faster and easier to use than competitive automated systems. The Company also believes that the Renatron-Registered Trademark- system is one of the top selling automated dialyzer reprocessing systems in the world. At March 31, 1997, the Company had an installed customer base of more than 3,000 Renatron-Registered Trademark- systems.

    Unlike the United States market, dialyzer reuse is in the formative stages in Europe. The Company has increased its reprocessing product sales in Europe by employing direct salespersons in major dialysis markets and promoting the advantages of reuse.

    In September 1994, the Company purchased an endoscope reprocessor product line from Bard Interventional Products, a division of C.R. Bard, Inc. ("Bard") for $934,000 in cash. Manufacturing of the products was assimilated into the Company's electronic device production facility in Minneapolis, Minnesota. The endoscope reprocessing machine provides high level disinfection for flexible endoscopes and is marketed to gastroenterology units of hospitals and ambulatory care units.

    In fiscal 1997, Peract-TM- 20, a peracetic acid-based liquid cold sterilant/disinfectant for endoscope reprocessing, was introduced to the international marketplace. The product was submitted to FDA for 510(k) registration in February 1996, and the Company was still awaiting clearance as of March 31, 1997.

    The Company began sales of the Cathetron-Registered Trademark- Reprocessing System in Europe in April 1994. The Cathetron-Registered Trademark- system, along with its companion cold sterilant CATHx-Registered Trademark-, is an automated system for cleaning and sterilizing cardiovascular catheters for subsequent reuse. The product was never introduced in the United States marketplace. In March 1997, in an effort to reduce expenses and focus resources on profitable product areas, the Company discontinued the Cathetron-Registered Trademark- system and CATHx-Registered Trademark- sterilant. Assets related to the Cathetron-Registered Trademark- business were written off as part of the Company's restructuring charge.

    Reprocessing products accounted for approximately 38 percent of product sales in fiscal 1997, 34 percent of sales in 1996 and 32 percent of product sales in fiscal 1995.

    CARDIOSURGERY PRODUCTS
    The primary products in this group at March 31, 1997, consisted of three hollow fiber devices.

    OXYGENATORS
    Since 1987, the Company has manufactured membrane oxygenators based on its proprietary hollow fiber technology. An oxygenator is used by a perfusionist (a technician who operates heart-lung bypass equipment) to replace the function of the lungs during open-heart surgery. To date, the Company's oxygenators have been used in over 600,000 open-heart procedures worldwide. The Company's first generation oxygenator was sold exclusively through Bard. from 1987 through March 31, 1997. Since March 31, 1997, this first generation oxygenator has been available from the Company under the trade name Minntech-TM- 400. In 1995, the Company introduced a second generation oxygenator
- the Biocor-TM- 200 High Performance Oxygenator.

    From 1987 to 1997, the Company manufactured its first generation oxygenator for exclusive worldwide distribution pursuant to an agreement with Bard. Bard agreed to purchase certain minimum quantities of the oxygenator through December 31, 1995. These minimum quantities had an annual sales value to the Company of approximately $10 million, and Bard's annual purchases through March 31, 1995 exceeded such minimums. In April 1995, Bard and the Company entered into a new agreement for the sale of the oxygenator whereby Bard agreed to purchase certain minimum quantities of the oxygenator through March 31, 1997. The agreement also allowed Bard to continue purchasing the oxygenator through June 30, 1997, without any minimum purchase obligation. Bard had exclusive distribution rights through March 31, 1997 and nonexclusive rights thereafter, and was restricted from selling any other oxygenator until January 1, 1997. Bard's minimum purchase obligation under the agreement for the period April 1, 1995 to March 31, 1997, had a sales value to the Company of approximately $20 million. The Company does not anticipate significant orders from Bard in the first quarter of fiscal 1998. See "Significant Customers."

    The Biocor-TM- 200 was introduced in Europe in November 1995, and on March 7, 1997, the Company received FDA 510(k) clearance for the U.S. market for the Biocor-TM-. The product incorporates the Company's proprietary weaving technology and offers improved performance over its first generation oxygenator. The compact design and reduced surface area of the device results in a low priming volume - a feature that reduces set-up time for the perfusionist and can reduce the need for donor blood. The Biocor-TM- 200 also provides a high gas transfer rate with minimal pressure drop. The Company believes that the consistent high performance characteristics of the device are equal or superior to competing products.

    HEMOCONCENTRATORS
    Since 1985, the Company has manufactured and sold hemoconcentrators, a filtration device that removes excess body fluids during open-heart surgery. In 1988, the Company introduced a second generation product, the Hemocor Plus-Registered Trademark- hemoconcentrator, a rinse-free device that allows for faster set-up during surgery. In February 1994, the Company received FDA market clearance for a third generation product, the Hemocor HPH-Registered Trademark-line, which contains a higher performance hollow fiber membrane. The Company estimates that hemoconcentration is currently used in 25 to 30 percent of all open-heart procedures in the United States and to a lesser extent internationally, and that such procedures require up to 140,000 hemoconcentrator devices annually worldwide. At March 31, 1997, the Company believes it holds more than a 70 percent share of the United States hemoconcentrator market.

    HEMOFILTERS
    The Renaflo-Registered Trademark- Hemofilter, introduced in fiscal 1985, is a device that performs continuous arteriovenous hemofiltration (CAVH), an intensive care therapy that treats acute renal failure and fluid overload in critically ill patients. CAVH is an alternative to conventional dialysis for these patients.

    In April 1995, the Company completed the acquisition of the hemoconcentrator, hemofilter and dialysate filter product lines from Amicon Ireland Ltd., an indirect subsidiary of W.R. Grace & Co. ("Amicon"). The purchase price was approximately $1.4 million, paid in cash. The Company also signed a six-month supply agreement with Amicon whereby Amicon manufactured products for the Company to be sold in Europe. The Company began manufacturing the hemoconcentrator and hemofilter products in its Minneapolis facility in the first quarter of fiscal 1997.

    Cardiosurgery products accounted for approximately 26 percent of the Company's product sales in fiscal 1997, 34 percent of product sales in fiscal 1996, and 33 percent of product sales in fiscal 1995.

    WATER FILTRATION PRODUCTS
    There are two major products in this group: Fiberflo-Registered Trademark-Microfilter and Minncare-Registered Trademark- Disinfectant. The Fiberflo-Registered Trademark- Microfilter is a hollow fiber filter that has "point of use" applications in industrial water purification. These filters are being used for finer filtration in the pharmaceutical, medical device, and biotechnology industries. Minncare-Registered Trademark- Disinfectant is used to disinfect water treatment systems. Through March 31, 1997, water filtration product sales accounted for 3.6 percent of the Company's product sales in fiscal 1997, 2.5 percent of product sales in fiscal 1996, and 2.2 percent of product sales in fiscal 1995.

MARKETS AND DISTRIBUTION
    The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through direct sales forces and through independent stocking distributors. At March 31, 1997, the Company employed a total of seven dialysis sales representatives in the United States, two cardiosurgery sales representatives, two water filtration sales representatives, and one endoscope reprocessor sales representative. In addition, a customer service staff and a technical services department support field activity. The Company also operates its own trucks to expedite delivery of certain products and minimize shipping costs.

    Starting in 1991, the Company began establishing direct sales operations in Europe to enhance marketing of its products. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. The Company's headquarters for its European operations in the Netherlands employed a total of 15 people in Europe at March 31, 1997.

    The Company's dialysis marketing programs are directed at nephrologists (doctors who specialize in treating kidney disease), nurses, hospital and clinic administrators, and others who influence purchasing decisions. Cardiosurgery marketing programs are directed at perfusionists (technicians who operate heart-lung bypass equipment) and cardiovascular surgeons. Endoscope reprocessing marketing programs are directed at gastroenterology nurses and physicians, infection control and central sterile processing personnel, and hospital and clinic administrators. Water filtration marketing programs are directed at distributors and large OEMs. The Company supports its field organization and network of distributors through advertising, distribution of sales materials, publication of articles in medical journals, and attendance at medical conferences.

SOURCES AND AVAILABILITY OF MATERIALS
    The majority of the materials and components that the Company uses in its manufacturing operations are readily obtainable from multiple sources worldwide. In addition, the Company constructs many of its injection molds and also molds and extrudes many of its component plastic parts.

PATENTS AND TRADEMARKS
    The Company holds rights under 151 patents worldwide (including 42 U.S. patents) covering its products or components thereof. At March 31, 1997, the Company also had a total of 100 pending patent applications in the United States and in foreign countries. The Company also holds rights under 191 trademark registrations worldwide and has 86 applications pending.

    The Company believes that patent protection is a significant factor in maintaining its market position but the rapid changes of technology in kidney dialysis therapy, cardiosurgery, and the other areas in which the Company competes may limit the value of the Company's existing patents.

    While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's existing patents will afford protection against competitors with similar inventions, nor can there be any assurance that the Company's patents will not be infringed. Competitors also may obtain patents that the Company would need to license or design around. These factors also tend to limit the value of the Company's existing patents. Consequently, in certain instances, the Company may consider trade secret protection to be a more effective method of maintaining its proprietary positions.

SEASONALITY OF THE BUSINESS
    The Company's business is not seasonal.

WORKING CAPITAL AND BACKLOG
    The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within 30 days of receipt. No material order backlogs existed at March 31, 1997.

SIGNIFICANT CUSTOMERS
    The Company's five largest customers in fiscal 1997 accounted for approximately 29 percent of total sales. Sales of oxygenators to Bard accounted for approximately 10 percent of product sales in fiscal year 1997, and 20 percent or more of product sales in fiscal 1996 and 1995. Bard agreed to purchase certain minimum quantities of the oxygenator under a contract that began in fiscal 1988 and was scheduled to terminate December 31, 1995. In April 1995, a new agreement was reached extending the term to June 30, 1997. The Company does not anticipate significant orders from Bard in the first quarter of fiscal 1998 (See
"Products--Cardiosurgery Products--Oxygenators").

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS
    No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION AND MARKET CONDITIONS
    The Company's dialysis and reprocessing products are sold in a highly competitive market, and the Company competes with many other firms. The dialysis market is dominated by a few firms, including Baxter International Inc., Gambro (a division of CGH Medical), and Fresenius Medical Care AG. These firms have substantially greater financial and personnel resources than the Company and most of them produce and sell a more comprehensive line of dialysis equipment and supplies. The Company also faces competition from other international companies and several smaller companies that carry a limited line of products.

    The Company's new Biocor-TM- oxygenator and hemoconcentrators are sold by its own direct sales force and by a network of independent medical distributors. Bard was the exclusive distributor of the Company's first generation membrane oxygenator through March 31, 1997, and has nonexclusive distribution rights through June 30, 1997 (See "Products-Cardiosurgery Products-Oxygenators"). The first generation oxygenator, now known as the Minntech-TM- 400, has also been available directly from the Company since March 31, 1997. Besides Bard, the Company's major competitors in the oxygenator market are Medtronic, Inc., Cobe Laboratories Inc. (a division of CGH Medical), Baxter International, Inc., Terumo Corporation and Avecor Cardiovascular, Inc. The major competitors in the hemoconcentrator market are CGH Medical and Baxter International, Inc.

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

    Under the current cost containment environment, the competitive factors in the medical markets served by the Company are such that cost reduction is a prime consideration. Although cost containment may adversely affect some of the Company's supply products, cost containment pressures may be a positive factor for certain Company products, such as dialyzer and endoscope reprocessing products, hemoconcentrators, and the Renapak-Registered Trademark- Concentrate Manufacturing System.

    There is a growing trend in the dialysis industry whereby manufacturers of supplies are acquiring chains of dialysis treatment centers. These manufacturers, in effect, have a built-in customer base for their products. However, the Company views its manufacturer-only status as a competitive market advantage. The Company believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis services and are, in effect, their competitors.

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

    As of March 31, 1997, 20 of the Company's employees were engaged in research and development. In addition to its own research activities, the Company from time to time obtains experimental and clinical research from outside investigators, consultants and institutions.

    Over the past three years the Company has expended a total of $9,680,000 in research and development as follows: fiscal 1997 - $3,424,000; fiscal 1996 - $3,123,000; and fiscal 1995 - $3,133,000. Such costs represented 5.2 percent ,
4.8 percent and 5.6 percent of revenues, respectively, in each such period.

    The Company's current research and development efforts are directed toward reprocessing applications, blood filtration and oxygenation technologies, cold sterilant/ disinfection applications, and water filtration.

GOVERNMENT REGULATION
    The medical products manufactured and marketed by the Company are subject to the Federal Food, Drug and Cosmetic Act and the Medical Device Amendments of 1976 (collectively, the "FDCA"). These laws give the U.S. Food and Drug Administration ("FDA") extensive regulatory authority over medical products developed, manufactured or marketed by the Company in the United States. The FDCA requires the Company to register with the FDA, provide updated device listings and submit a premarket notification to FDA when (i) a device is being introduced into the market for the first time; (ii) the manufacturer makes a significant change or modification to an already marketed device that could affect safety or effectiveness; or (iii) there is a major change or modification in the intended use of the device. The FDCA also requires that the Company submit a premarket approval application for devices that are life supporting or sustaining, or present a potential unreasonable risk of injury or illness. In addition, the FDCA subjects the Company to the Good Manufacturing Practice (GMP) regulations under which the FDA conducts periodic inspections to verify compliance. Further, the GMP's impose certain requirements regarding manufacturing procedures, distribution, advertising, labeling, and record keeping. The FDA also has the power to order suspension of manufacturing or marketing or to recall products that are not in compliance with law.

    Before introducing its products into the market, the Company must comply with the premarket approval and/or notification provisions of the FDCA. Data regarding the product's safety and effectiveness must be submitted to the FDA. In some instances, clinical studies may be necessary to obtain this data. In some cases, before commencing clinical trials, the Company must apply for an Investigational Device Exemption ("IDE"). Under an approved IDE, a device is exempt from certain FDA provisions including misbranding, registration, listing, premarket approval, records and reports and good manufacturing practices, thus enabling the applicant company to test a device clinically. Before an IDE is granted, sufficient nonclinical data must be submitted to demonstrate that the device is safe and effective. Significant time and expense may be associated with the collection of both clinical and nonclinical data, and there are no assurances, that the necessary FDA premarket approvals or clearances will be granted.

    During 1992 and 1993, the time between submission to the FDA and final clearance for marketing increased substantially; however, review times by the FDA are beginning to decrease. Notwithstanding, there are no assurances that this trend will continue, and the Company is still experiencing delays in receiving product clearances.

    In January 1995, the Company received ISO 9001 certification for its Minneapolis, Minnesota facilities. This certification allows the Company to self-certify its products for sale throughout the European Community. In order to self-certify, the Company must maintain certain records and files which are reviewed by a "notified body" organization on an annual basis. Many of the Company's products now display the CE mark.

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

EMPLOYEES
    As of March 31, 1997, the Company employed 364 full-time and 13 part-time employees, including 227 persons in manufacturing operations. None of the employees is covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

GEOGRAPHIC AREA INFORMATION
    The major foreign markets for the Company's products are Western Europe and the Far East. Sales outside the United States for the years ended March 31, 1997, 1996 and 1995 were approximately $12,187,000, $10,462,000 and $7,261,000, respectively. Sales outside the United States accounted for approximately 18 percent, 16 percent and 13 percent of total sales, respectively, in each such period.

EXECUTIVE OFFICERS OF THE REGISTRANT
   The executive officers of the Company, their ages, and the year they became executive officers are listed below:



----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
           NAME                      POSITION WITH COMPANY                               AGE FIRST ELECTED
                                                                                              AS OFFICER
----------------------------------------------------------------------------------------------------------
    Thomas J. McGoldrick     President, Chief Executive Officer                          56      1985
    Daniel H. Schyma         Vice President--Sales and Marketing                         55      1992
    Richard P. Goldhaber     Vice President--Research and Development                    53      1993
    Barbara A. Wrigley       Vice President, General Counsel and Secretary               46      1994
    Robert W. Johnson        Vice President--Regulatory Affairs and Quality Assurance    41      1994
    Paul E. Helms            Senior Vice President--Operations                           51      1996
    Jules L. Fisher          Vice President and Chief Financial Officer                  43      1996
----------------------------------------------------------------------------------------------------------



    Executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

    Mr. McGoldrick served as Vice President Corporate Development from March 1985 to June 1995 and as Executive Vice President from June 1995 through March 1997.

    Mr. Schyma served as Vice President Cardiopulmonary from January, 1992 to June 1994 and as Vice President International from June 1994 through March 1997.

    Ms. Wrigley served as Intellectual Property Counsel from September 1991 to August 1993, as General Counsel from August 1993 to March 1994 and as Vice President and General Counsel from March, 1994 to date.

    Mr. Goldhaber joined the Company in November 1993, having previously been employed by Baxter Healthcare Corporation from 1965 to 1993 in various manufacturing and engineering capacities, including Vice President, New Product Development for Baxter's European operations.

    Mr. Johnson joined the Company in August 1992, having previously been employed from 1991 to 1992 as Director of Quality Assurance and Regulatory Affairs at Aortech Inc., a manufacturer of artificial heart valves. From 1989 to 1991, Mr. Johnson was Director of Operations at Specialty Engineering Corporation, a custom metal fabricator for the computer and medical device industries.

    Mr. Helms joined the company in August 1996, having previously been employed by Cabot Medical Corporation from 1988 to 1991 as Vice President of Manufacturing, and from 1991 to 1996 as Vice President of Operations.

    Mr. Fisher joined the Company in November 1996, having previously been employed by U.S. Surgical Corporation as Director, Operations Accounting, from 1991 to 1996. From 1987 to 1991, Mr. Fisher served in various financial positions for the Pharmaceutical Group of Bristol-Myers Squibb Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
The Company's common stock is traded on the NASDAQ National Market System under the symbol "MNTX." The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

    YEARS ENDED MARCH 31             1997              1996
                             --------------------------------------
    Fiscal Quarter Prices      High      Low       High      Low
    ---------------------------------------------------------------
    First Quarter            $  21.500 $  10.000 $  15.50  $  11.50
    Second Quarter           $  15.000 $  9.500  $  19.25  $  13.75
    Third Quarter            $  13.750 $  10.375 $  23.63  $  16.00
    Fourth Quarter           $  12.125 $  9.625  $  22.50  $  17.00


    As of June 20, 1997, the Company had approximately 500 shareholders of record.

    The Company paid annual cash dividends of $0.10 per share on its Common Stock in September 1995 and September 1996. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA



---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31                           1997            1996          1995           1994          1993          1992
---------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF EARNINGS DATA
Net sales - product                      $  65,906,669  $  64,769,143  $  55,882,512  $  47,487,981  $  44,016,645    $34,793,390
Contract revenues                                    -              -        300,000        300,000        300,000        100,000
                                         -------------  -------------  -------------  -------------  -------------  -------------
Total revenues                              65,906,669     64,769,143     56,182,512     47,787,981     44,316,645     34,893,390
Cost of product sales                       38,492,962     38,108,313     31,774,240     26,620,243     24,799,821     19,709,208
Research and development
  Expenses                                   3,423,764      3,123,065      3,133,075      2,892,514      2,404,838      2,099,375
Selling, general and
  administrative expenses                   17,404,286     15,319,533     11,939,902     10,053,196      9,552,534      7,013,315
Amortization of Intangibles                    855,906        762,552        358,068        197,578        141,473        105,573
Restructuring and other
  unusual items                              9,569,037        936,000         -              -              -              -
                                         -------------  -------------  -------------  -------------  -------------  -------------
Earnings (loss) from operations             (3,839,286)     6,519,680      8,977,227      8,024,450      7,417,979      5,965,919
Other income (expense), net                   (499,095)        42,535        236,630        (44,345)       115,181        (11,519)
                                         -------------  -------------  -------------  -------------  -------------  -------------
Earnings (loss) before income taxes         (4,338,381)     6,562,215      9,213,857      7,980,105      7,533,160      5,954,400
Provision (benefit) for income taxes          (700,249)     2,394,000      3,294,000      3,045,000      2,814,000      2,128,000
Minority interest                             (266,469)      (140,024)        -              -              -              -
                                         -------------  -------------  -------------  -------------  -------------  -------------
Net earnings (loss)                      $  (3,371,663)  $  4,308,239   $  5,919,857   $  4,935,105   $  4,719,160    $ 3,826,400
                                         -------------  -------------  -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------  -------------  -------------

Earnings per share                              ($0.51)         $0.62          $0.90          $0.78          $0.72          $0.58
Weighted average common and
  Common equivalent shares                   6,666,804      6,923,821      6,613,391      6,354,348      6,524,277      6,630,797

BALANCE SHEET DATA
Cash, cash equivalents and
  Marketable securities                   $  3,622,412   $  5,218,727   $  4,487,345   $  7,698,787  $  6,249,516     $ 7,120,991
Working capital                             19,236,773     22,128,080     18,105,889     17,874,988     13,653,062     11,239,365
Property and equipment, net                 15,588,606     17,323,495     15,631,510     12,899,800     12,039,244     10,909,692
Total assets                                50,001,260     50,046,580     41,273,591     36,029,630     31,352,470     27,943,534
Long term debt                                       -              -              -      1,905,920      1,942,577      1,961,966
Stockholders' equity                        37,434,056     41,210,272     35,052,404     28,704,406     23,066,499     19,131,053
Book value per common shares                   $  5.61        $  6.21        $  5.49        $  4.66       $  3.80            3.26

GENERAL DATA AND RATIOS
Current ratio                                      2.8            4.2            4.6            5.4            3.7            3.1
Gross margin on net product
  Sales                                          41.6%          41.2%          43.1%          43.9%          43.7%           43.4%
Net Earnings (loss) as a % of
  revenues                                       (5.1%)          6.7%          10.5%          10.3%          10.6%           11.0%
Return on average stockholders'
  equity                                         (8.6%)         11.3%          18.6%          19.1%          22.4%           22.9%


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
    REVENUES
    Revenues in fiscal year 1997 increased by $1,138,000, or 1.8 percent over fiscal 1996 revenues due primarily to increased unit sales of reprocessing products and dialysis supplies and devices. Sales of dialysis reprocessing products increased by 17 percent for the current fiscal year with endoscope and catheter reprocessing showing declines. Dialysis supply and device (excluding dialyzer) sales increased 9 percent for the current fiscal year.

    Revenues from cardiosurgery products during fiscal 1997 declined 24 percent from the prior fiscal year reflecting the gradual phase out under the oxygenator contract. Sales of oxygenators to Bard accounted for 10 percent of total company revenues in fiscal year 1997 compared to 20 percent in fiscal year 1996. The Company's supply contract with Bard expires June 30, 1997, and management does not anticipate material sales to Bard in fiscal year 1998. Management expects that sales of the Company's new oxygenator will largely offset the decline in product sales from the Bard contract. On March 7, 1997, the new Biocor-TM- 200 High Performance Oxygenator received FDA clearance to market, and the Company began selling it in the U.S. shortly thereafter. Sales of this product commenced in Europe in November 1995.

    Total revenues in fiscal year 1996 increased by $8,587,000, or 15 percent over fiscal year 1995 revenues due primarily to increased unit sales of dialyzer reprocessing and endoscope reprocessing products and increased sales of cardiosurgery products. Sales of cardiosurgery products for the fiscal year 1996 grew 22 percent due to increased unit sales of hemoconcentrators and hemofilters which more than offset a small decline in oxygenator sales. Product lines acquired in the first quarter of the 1996 fiscal year contributed to the growth of cardiosurgery product sales. Product price increases in fiscal year 1996 did not have a significant impact on revenues.

    Changes in foreign currency exchange rates did not have a significant impact on the Company's revenues in fiscal years 1997, 1996, and 1995.

    Product sales have grown at a compound annual rate of 12 percent over the past three years. The following table indicates sales and percent of total sales by product group for each of the last three fiscal years:



------------------------------------------------------------------------------------------------------------
                                             1997                     1996                     1995
------------------------------------------------------------------------------------------------------------
Dialysis supplies and devices       $  21,391,000     32%    $  18,648,000     29%    $  18,552,000     33%
Reprocessing products               $  25,175,000     38%    $  22,220,000     34%    $  17,816,000     32%
Cardiosurgery products              $  16,959,000     26%    $  22,298,000     34%    $  18,263,000     33%
Water filtration products           $   2,382,000      4%    $   1,603,000      2%    $   1,252,000      2%
                                    -------------    ----    -------------    ----    -------------    ----
                                    $  65,907,000    100%    $  64,769,000    100%    $  55,883,000    100%
                                    -------------    ----    -------------    ----    -------------    ----
                                    -------------    ----    -------------    ----    -------------    ----



    GROSS MARGINS
    Gross profit from product sales in fiscal 1997 was $27,414,000, or 41.6 percent of net product sales, compared to $26,661,000, or 41.2 percent, in fiscal 1996 and $24,108,000, or 43.1 percent, in fiscal 1995. The increase in gross margin in fiscal 1997 resulted primarily from increased sales of higher margin reprocessing products. The decrease in gross margin in fiscal 1996 was due primarily to lower margins on certain hollow fiber products. High dialyzer manufacturing costs depressed gross margins in each of fiscal years 1997, 1996, and 1995.

    RESEARCH AND DEVELOPMENT
    Research and development expenses in fiscal 1997 were $3,424,000 or 5.2 percent of revenues, compared to $3,123,000, or 4.8 percent of revenues, in fiscal 1996 and $3,133,000 or 5.6 percent of revenues in fiscal 1995. The Company intends to continue investing a substantial portion of its revenues in new product development. The Company expects that total research and development expenses in fiscal 1998 will approximate 5 1/2 - 6 percent of revenues.

    SELLING, GENERAL AND ADMINISTRATIVE
    Selling, general, and administrative expenses as a percentage of total revenues were 26.4 percent in fiscal 1997 compared to 23.7 percent in fiscal 1996 and 21.3 percent in fiscal 1995. The higher costs in fiscal years 1997 and

1996 were due primarily to increases in sales staffs and expanded marketing efforts in Europe and Japan (in 1996). Additionally, expenses in the United States have increased due to the changing marketing requirements in the Company's cardiosurgery business.

    RESTRUCTURING AND UNUSUAL ITEMS
    The Company recorded pre-tax charges for restructuring and unusual items of $9,569,000 in the fourth quarter of fiscal 1997. These charges reflect the discontinuation of the Primus-Registered Trademark- dialyzer and Cathetron-TM-catheter reprocessing system combined with expenses associated with the departure of the Company's founder, Dr. Louis C. Cosentino, as Chairman, Chief Executive Officer, and President. Management determined that the dialyzer product line does not fit within the long-term strategy of the Company due to the competitive nature of the business and high sales volumes required to be profitable. Key aspects of the dialyzer related charges are fixed asset, inventory, and intellectual property write-downs to estimated net realizable values.

    INCOME TAXES
    The tax provision for fiscal 1997 reflects a benefit of $700,249, an effective tax rate of 16.1 percent. The Company's effective income tax rate in fiscal 1996 and 1995 were 36.5 percent and 35.8 percent, respectively. The company benifited from deductible losses related to investments in foreign subsidiaries in fiscal years 1996 and 1995. The fiscal 1997 effective rate is low primarily because no tax benifit was recorded for operating losses at foreign subsidiaries. The Company's effective income tax rate may vary in fiscal 1998, depending upon the operating results of its foreign subsidiaries.

    NET EARNINGS
    The Company recorded a net loss in fiscal 1997 of $(3,372,000), or $(0.51) per share, compared to earnings of $4,308,000, or $0.62 per share, in fiscal 1996 and $5,920,000,or $0.90 per share, in fiscal 1995. The net loss in fiscal 1997 was due restructuring charges related primarily to the discontinuation of the Primus-Registered Trademark- dialyzer line. Prior to the restructuring charge, the Company had net income of $2,922,000, or $0.44 per share, in fiscal 1997.

    The decrease in earnings and net margin in fiscal 1996 was due to higher operating expenses, lower gross margin, and fiber production scale-up losses of $936,000 incurred in the second quarter. The increase in earnings in fiscal 1995 was due to higher sales revenues.

    INFLATION
    Management believes inflation has not had a material effect on the Company's results of operations or on its financial condition.

    LIQUIDITY AND CAPITAL RESOURCES
    The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

     MARCH 31                         1997          1996           1995
    ----------------------------------------------------------------------
    Cash, cash equivalents and    $3,622,412     $5,218,727     $4,487,345
      marketable securities
    Working capital               19,236,773     22,128,080     18,105,889
    Long-term debt
    Stockholders Equity           37,434,056     41,210,272     35,052,404
    Cash flow from operations        970,450      5,311,968      5,614,677
    Cash dividends paid              667,471        652,542        623,250

    The decrease in cash, working capital, and cash flow from operations in fiscal 1997 is primarily attributable to operating the Primus-Registered Trademark- dialyzer product line at a loss during the year. The Company's current ratio at March 31, 1997 was 2.8 compared to 4.2 at March 31, 1996. The Company borrowed $4,000,000 against its $10,000,000 bank line of credit in September 1996. As of March 31, 1997, the outstanding balance was reduced to $3,000,000 and to $1,000,000 on June 19, 1997. The bank line of credit allows the Company to borrow on an unsecured basis at either the prime rate of interest (8.25 percent as of March 31, 1997) or at an indexed London Interbank Offered Rate (LIBOR).

    The Company expended a total of $5,208,000 for plant improvements and equipment in fiscal 1997, compared to $4,333,000 in fiscal 1996 and $3,573,000 in fiscal 1995. The Company plans to invest approximately $3,800,000 in capital equipment in fiscal 1998. During the first quarter of fiscal 1996, the Company acquired a group of hollow fiber product lines for $1,402,000 in cash. The assets acquired included inventory, equipment, and goodwill.

    During the past three years, proceeds from stock options exercised provided a total of $3,375,259 in equity capital as follows: fiscal 1997--$486,794; fiscal 1996--$1,979,059; and fiscal 1995--$909,406.

    The Company believes that its strong financial condition at March 31, 1997, along with anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs in fiscal 1998.

FOREIGN CURRENCY TRANSACTIONS
Substantially all of the Company's U.S.-based export sales are invoiced and paid in U.S. dollars. The transactions of the Company's Netherlands-based subsidiary are invoiced and paid in several currencies, including Dutch guilders, German marks and U.S. dollars. The Company does not currently hedge its foreign currency transactions. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

RISK FACTORS
   Certain statements made in this Annual Report on Form 10-K, are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

    COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The markets in which the Company competes are highly competitive and are characterized by innovation and technological change. The Company currently competes in each area of the Company's business with a number of companies that have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing medical supplies and devices that are significantly greater than those of the Company. In addition, there are several companies developing new technologies which may reduce the demand for the Company's existing products, such as minimally invasive techniques in open heart surgery which may not require the use of oxygenators. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's products obsolete or noncompetitive. In addition, certain of the Company's competitors may achieve patent protection, regulatory approval or product commercialization that would limit the Company's ability to compete. The Company's inability to compete successfully could have a material adverse effect on its business, financial condition, and results of operations.

    RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company relies heavily on proprietary technology, which it protects primarily through licensing arrangements, patents, trade secrets, and proprietary know-how. The Company holds patents and has pending patent applications that cover certain aspects of its technology. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, rendered unenforceable, invalidated or circumvented or that the rights granted thereunder or under its licensing agreements will provide a competitive advantage to the Company. There can also be no assurance that the Company's trade secrets or non-disclosure agreements will provide meaningful protection of the Company's proprietary information. Furthermore, there can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology will not infringe upon patents or other rights owned by others. The Company's inability to maintain its proprietary rights would have a material adverse effect on its business, financial condition, and results of operations.

    LACK OF MARKET ACCEPTANCE. The Company's principal products are based upon innovative medical concepts. The Company believes that market acceptance of these products will depend, in part, on the Company's ability to convince the medical community of the safety, efficacy, convenience, and cost effectiveness of these products as compared to existing competitive products. Market acceptance will further depend on the Company's ability to gain acceptance by the medical community of the use of its products. There can be no assurance that medical professionals will readily adopt new products or approaches, particularly when certain competitors of the Company provide a more complete product mix than that offered by the Company. The Company's inability to gain market acceptance for its recently introduced Biocor-TM- 200 oxygenator and other products would have a material adverse effect on the Company's business, financial condition, and results of operations.

    LITIGATION; POTENTIAL FOR ADVERSE OUTCOMES. The medical supply and device market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. A finding against the Company could have a material adverse effect on the Company's business, financial condition, and results of operations.

    GOVERNMENT REGULATION. In the United States, the United States Food and
Drug Administration (the "FDA") regulates the sale of medical supplies and devices as well as manufacturing procedures, labeling, and recordkeeping with respect to such products. The process of obtaining marketing clearances and approvals from the FDA for new products can be time consuming and expensive, and there is no assurance that such clearances or approvals will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize its products. The FDA requires that a new product secure either a 510(k) clearance or an approved PMA, depending upon its classification, prior to marketing in the United States. The Company's products are currently sold under a 510(k) clearance, which is available for products demonstrated to be substantially equivalent to products that are already commercially available. The 501(k) clearance process typically takes several months and may require the submission of supporting laboratory or clinical data. No assurance can be given that the Company will receive FDA marketing approval for new products on a timely basis, or at all. Even if regulatory approvals to market a product are obtained from the FDA, such approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. A product recall, whether voluntary or mandated by the FDA, would have a material adverse effect on the Company, particularly at the early stage of market introduction. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

    The FDA, various state agencies, and foreign regulatory agencies inspect the Company from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control and product labeling. For example, the United States Environmental Protection Agency regulates the chemical sterilants used in the Company's water filtration product line. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recall orders or product seizures, and, in extreme cases, criminal sanctions.

    International regulatory bodies often establish varying regulations governing products standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company was required to be certified as ISO 9001 compliant and to receive CE mark certification. Failure to maintain CE mark certification would have a material adverse effect on the Company's business, financial condition, and results of operations.

    LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The Company's ability to sell its products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available to patients under domestic and foreign governmental health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. In addition, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices. Any reductions in coverage or price limitations by third-party payors could have a material adverse effect on the Company's business, financial condition, and results of operations.

    PRODUCT LIABILITY. The medical supply and device industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Since the Company's principal products are designed to be used in connection with medical procedures on the human body, manufacturing errors or design defects could result in an unsafe condition, injury or death to the patient, and could result in a recall of the Company's products and substantial monetary damages. There can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently maintains liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain, and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business financial condition, and results of operations.

    ACQUISITION OF CUSTOMERS BY COMPETITORS OF THE COMPANY. A significant percentage of dialysis treatment centers nationwide are owned by competitors of the Company. Accordingly, the Company may face difficulty in selling its dialysis products to these centers. Additionally, a competitor has recently acquired a number of companies that provide contract perfusion services to hospitals. Although the Company believes that it is too early to assess the long-term effects of these acquisitions on its business, the Company may face difficulty in selling its cardiosurgery products to perfusionists employed by these companies or to hospitals or clinics that contract with them. These acquisitions (or other acquisitions by the Company's competitors) could have a material adverse effect on the Company's business, financial condition, and results of operations.

    DEPENDENCE ON DISTRIBUTOR SALES. Sales to distributors constitute a significant portion of the Company's business both in the U.S. and foreign markets. There can be no assurance that the Company will be able to maintain its relationship with distributors, or, if these relationships terminate, that new distributors will be found. The loss of a significant distributor could have a material adverse effect on the Company's business, financial condition and results of operations if a new distributor (or other suitable sales organization) could not be found on a timely basis.

    INTERRUPTION IN SOURCES OF SUPPLY. The fiber used in the Company's oxygenators is purchased from a single source. If this source of supply becomes unavailable, then there can be no assurance that the Company would be able to find an acceptable substitute supplier. In addition, high demand for polycarbonate products by various industries has at times caused temporary shortages of their supply. Any significant interruption in the supply of these products could have a material adverse effect on the Company's business, financial condition, and results of operations.

    ENVIRONMENTAL COMPLIANCE. In the ordinary course of its manufacturing process, the Company uses various chemical solvents and other regulated substances. Although the Company is not aware of any claim involving violation of environmental or occupational health and safety laws or regulations, there can be no assurance that such a claim may not arise in the future, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

    CURRENCY RISK. Approximately 20 percent of the Company's business is transacted in foreign markets. Long-term changes or short-term fluctuations in currency exchange rates could have a material adverse effect on the Company's business, financial condition, and results of operations.

    DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's five largest customers in fiscal 1997 accounted for 29 percent of its total sales. The loss of one or more of these customers could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's oxygenator supply contract with Bard ended June 30, 1997. Although the Company plans to supplant the lost revenues from Bard under this contract with sales of its recently introduced Biocor TM 200 oxygenator, there can be no assurance that these plans will be realized.

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management, and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of key personnel could have a material adverse effect on the Company's business, financial condition, and results of operations.

    POSSIBLE VOLATILITY OF SHARE PRICE. Market prices for securities of medical technology companies are highly volatile and the trading price of the Company's Common Stock could be subject to significant fluctuations in response to quarterly variations in operating results, announcements of technological innovations by the Company or its competitors, government regulation, and other events or factors, including the various risk actors discussed herein. In addition, market prices of securities of medical technology companies have from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

    ANTI-TAKEOVER CONSIDERATIONS. The Board of Directors of the Company has the authority, without any action by the shareholders, to fix the rights and preferences of any shares of the Company's Preferred Stock to be issued from time to time. In addition, as a Minnesota corporation, the Company is subject to certain anti-takeover provisions of the Minnesota Business Corporation Act (the "MBCA"). The authority of the Board with regard to the Preferred Stock and the provisions of the MBCA could have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the then prevailing market price of the Common Stock, and may adversely effect the market price of, and the voting and other rights of the holders of, Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Reports of Independent Certified Public Accountants are contained on pages 20 through 30 of this report.

    QUARTERLY FINANCIAL DATA

    Quarterly financial data has not been submitted because the Company has less than 800 shareholders of record.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Grant Thornton LLP, the Company's independent accountants since 1974, was dismissed on January 30, 1995, and Price Waterhouse LLP was appointed as the Company's new independent accountants. Grant Thornton's report on the financial statements for the year ended March 31, 1994, was unqualified. Price Waterhouse's report on the financial statements for the years ended March 31, 1995 and 1996 were unqualified. There have been no disagreements with Grant Thornton LLP or Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There have occurred no "reportable events" as defined in Item 304(a) of Regulation S-K. The decision to change accountants was recommended by the Audit Committee of the Company's Board of Directors and approved by the Board of Directors.

                                      PART  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 27, 1997, and is incorporated herein by reference.

    Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

    The information required under this Item will be included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 27, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 27, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF REPORT

1   Financial Statements
    The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

         (i) Consolidated Balance Sheets for the years ended March 31, 1997 and 1996
        (ii) Consolidated Statements of Earnings three years ended March 31, 1997, 1996 and 1995
       (iii) Consolidated Statements of Stockholder's Equity three years ended March 31, 1997, 1996, and 1995
        (iv) Consolidated Statements of Cash Flows three years ended March 31, 1997, 1996 and 1995
         (v)  Notes to Consolidated Financial Statements
        (vi)  Report of Independent Accountants

2   Schedules filed as part of this Form 10-K: none

    All schedules are omitted because they are not applicable to the Company or because the information required is included in the consolidated financial statements and notes thereto.

3   Exhibits included herein:
    3(a)    Articles of Incorporation, as amended (1)
    3(b)    Amendment of By-Laws in March 1986 (2)
    3(c)    Restated By-Laws(2)
    4       Form of Specimen Common Stock Certificate(3)
    10(a)   1989 Stock Plan, as amended
    10(b)   Form of Employment Agreement dated September 1, 1996 with certain officers of the Company
    10(c)   Separation and Consulting Agreement with Dr. Louis C. Cosentino dated April 1, 1997
    10(d)   1990 Employee Stock Purchase Plan, as amended June 1, 1993 (3)
    10(e)   Supplemental Executive Retirement Plan effective April 1, 1996(4)
    10(f)   Director Emeritus Consulting Plan (5), as amended (6)
    23      Consent of Price Waterhouse LLP
    27      Financial Data Schedule

(b) REPORTS ON FORM 8-K
    None


________________________________
(1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-11278.
(2) Incorporated by reference to the specified exhibit filed as part of the Company's report on Form 8-K on March 12, 1986, File No. 0-11278.
(3) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.
(4) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.
(5) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.
(6) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.

                                 MINNTECH CORPORATION
                             CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
MARCH 31                                                                          1997                1996
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $  3,222,412        $  4,064,391
  Marketable securities                                                           400,000           1,154,336
  Accounts receivable, less allowance for
   doubtful accounts of $409,000 and $215,000                                  11,581,958          11,261,603
  Inventories                                                                  11,833,416          11,435,335
  Prepaid expenses and other current assets                                     2,945,073           1,196,796
                                                                            -------------       -------------
    TOTAL CURRENT ASSETS                                                       29,982,859          29,112,461

PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and improvements                                              9,647,082           9,325,804
  Machinery and equipment                                                      19,809,065          18,366,494
  Office and sales equipment                                                    3,634,984           2,658,104
                                                                            -------------       -------------
                                                                               33,091,131          30,350,402
  Less accumulated depreciation                                               (17,444,254)        (13,026,907)
                                                                            -------------       -------------
                                                                               15,646,877          17,323,495

OTHER ASSETS
  Patent costs, net of accumulated amortization of  $1,133,000 and $734,400       710,991             801,961
  Goodwill, net of accumulated amortization of  $1,024,000 and $603,000         1,327,899           1,769,542
  Deferred income taxes                                                         1,407,731             150,001
  Other                                                                           924,903             889,120
                                                                            -------------       -------------
    TOTAL ASSETS:                                                           $  50,001,260       $  50,046,580
                                                                            -------------       -------------
                                                                            -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Term loan                                                                  $  3,241,440                   -
  Accounts payable                                                              3,921,172           5,188,951
  Accrued compensation                                                          2,697,436           1,170,454
  Other accrued expenses                                                          886,038             624,976
                                                                            -------------       -------------
    TOTAL CURRENT LIABILITIES                                                  10,746,086           6,984,381

DEFERRED INCOME TAXES                                                           1,553,208           1,412,000
DEFERRED COMPENSATION                                                             223,907             129,455
MINORITY INTEREST                                                                  44,003             310,472
COMMITMENTS                                                                             -                   -
STOCKHOLDERS' EQUITY
  Preferred stock - 5,000,000 shares authorized, none outstanding
  Common stock - $.05 par value; 10,000,000 shares authorized
    6,675,713 and 6,635,134 shares issued and outstanding                         333,786             331,757
  Additional paid-in-capital                                                   12,142,631          11,646,498
  Retained earnings                                                            24,957,639          29,232,017
                                                                            -------------       -------------
    TOTAL LIABILITIES & STOCKHOLDERS EQUITY:                                $  50,001,260       $  50,046,580
                                                                            -------------       -------------
                                                                            -------------       -------------


The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS

-------------------------------------------------------------------------------------
YEARS ENDED MARCH 31                           1997           1996           1995
-------------------------------------------------------------------------------------
REVENUES
  Net sales - products                    $ 65,906,669   $ 64,769,143   $ 55,882,512
  Contract revenues                                  -              -        300,000
                                          ------------   ------------   ------------
    Total revenues                          65,906,669     64,769,143     56,182,512

OPERATING COSTS AND EXPENSES
  Cost of product sales                     38,492,962     38,108,313     31,774,240
  Research and development                   3,423,764      3,123,065      3,133,075
  Selling, general and administrative       17,404,286     15,319,533     11,939,902
  Amortization of intangible assets            855,906        762,552        358,068
  Restructuring and other unusual items      9,569,037        936,000              -
                                          ------------   ------------   ------------
    Total operating costs and expenses      69,745,955     58,249,463     47,205,285

EARNINGS (LOSS) FROM OPERATIONS             (3,839,286)     6,519,680      8,977,227

OTHER INCOME (EXPENSES)
  Interest expense                            (174,030)        (1,849)      (192,009)
  Interest income and other expenses, net     (325,065)        44,384        428,639
                                          ------------   ------------   ------------
                                              (499,095)        42,535        236,630

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                     (4,338,381)     6,562,215      9,213,857
  Provision for income taxes (benefit)        (700,249)     2,394,000      3,294,000
  Minority interest                           (266,469)      (140,024)             -
                                          ------------   ------------   ------------
NET (LOSS) EARNINGS                       $ (3,371,663)  $  4,308,239   $  5,919,857
                                          ------------   ------------   ------------
                                          ------------   ------------   ------------

NET EARNINGS (LOSS) PER SHARE                 $  (0.51)  $       0.62   $       0.90
                                         -------------   ------------   ------------
                                         -------------   ------------   ------------

Weighted average common and common
  equivalent shares                          6,666,804      6,923,821      6,613,391
                                         -------------   ------------   ------------
                                         -------------   ------------   ------------


The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock
                                         ---------------------------
                                         Shares Issued                  Additional
                                            and                          Paid-In       Retained
                                         Outstanding       Amount        Capital       Earnings          Total
                                         -----------------------------------------------------------------------
BALANCES APRIL 1, 1994                     6,163,757     $  308,187   $  8,161,543  $  20,234,676  $  28,704,406
Exercise of stock options, net of 25,465
  shares surrendered in payment              221,001         11,051        898,355              -       909,406
Tax benefit from exercise of stock
  options                                          -              -         64,200              -         64,200
Dividend paid                                      -              -              -       (623,250)      (623,250)
Increase of unrealized holding losses
  on investments                                   -              -              -       (153,803)      (153,803)
Foreign currency translation adjustment            -              -              -        231,588        231,588
Net earnings                                       -              -              -      5,919,857      5,919,857
                                           ---------     ----------  -------------  -------------  -------------

BALANCES MARCH 31, 1995                    6,384,758        319,238      9,124,098     25,609,068     35,052,404
Exercise of stock options, net of 40,555
  shares surrendered in payment              250,376         12,519      1,966,540              -      1,979,059
Tax benefit from exercise of stock
  options                                          -              -        555,860              -        555,860
Dividend paid                                      -              -              -       (652,542)      (652,542)
Reduction of unrealized holding losses
  on investments                                   -              -              -         80,120         80,120
Foreign currency translation adjustment            -              -              -       (112,868)      (112,868)
Net earnings                                       -              -              -      4,308,239      4,308,239
                                           ---------     ----------  -------------  -------------  -------------

BALANCES MARCH 31, 1996                    6,635,134        331,757     11,646,498     29,232,017     41,210,272
Exercise of stock options                     40,579          2,029        484,765              -        486,794
Tax benefit from exercise of stock
  options                                          -              -         11,368              -         11,368
Dividend paid                                      -              -              -       (667,471)      (667,471)
Reduction of unrealized holding losses
  on investments                                   -              -              -         51,703         51,703
Foreign currency translation adjustment            -              -              -       (286,947)      (286,947)
Net Loss                                           -              -              -     (3,371,663)    (3,371,663)
                                           ---------     ----------  -------------  -------------  -------------

BALANCES MARCH 31, 1997                    6,675,713     $  333,786  $  12,142,631  $  24,957,639  $  37,434,056
                                           ---------     ----------  -------------  -------------  -------------
                                           ---------     ----------  -------------  -------------  -------------








The accompanying notes are an integral part of these statements.

                              MINNTECH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31                                         1997           1996           1995
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                     ($3,371,663)    $4,308,239     $5,919,857
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Restructuring charges                                 7,780,806              -              -
    Depreciation and amortization                         4,633,950      3,406,339      2,775,352
    Provision for losses in accounts receivable             222,769              -              -
    Tax benefit from stock option exercises                  11,368        555,860         64,200
    Deferred contract revenue                                     -              -       (300,000)
    Foreign currency exchange (gain) loss                   561,670        159,150       (204,146)
    Deferred income taxes - current/noncurrent           (2,000,339)      (143,600)        31,800
    Minority interest                                      (266,469)      (140,024)             -
    Changes in assets and liabilities:
      Accounts receivable                                  (945,751)    (1,059,931)    (2,429,575)
      Inventories                                        (3,586,910)    (3,658,623)    (1,198,859)
      Prepaid expenses                                      (75,455)       135,348       (157,777)
      Accounts payable                                   (1,154,292)     2,399,860        432,485
      Accrued expenses                                       95,457       (513,618)       837,459
      Income taxes payable                                 (814,552)       (71,855)      (246,647)
      Other                                                (120,139)       (65,177)        90,528
                                                         ----------     ----------     ----------
        Total adjustments                                 4,342,113      1,003,729       (305,180)
                                                         ----------     ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   970,450      5,311,968      5,614,677

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                      (5,207,877)    (4,333,385)    (5,111,925)
Purchase of undeveloped land                                      -              -       (529,842)
Proceeds from sale of equipment                                   -              -         18,772
Patent application costs                                   (307,430)      (543,464)      (385,725)
Proceeds from sale of marketable securities                 742,606              -              -
Acquisition of product lines                                      -     (1,402,087)      (933,600)
Other                                                             -         (2,387)        (1,742)
                                                         ----------     ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                    (4,772,701)    (6,281,323)    (6,944,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable                                4,241,440              -              -
Payment of note payable                                  (1,000,000)
Payments of long-term debt                                        -              -     (1,942,384)
Proceeds from exercise of stock options                     486,794      1,979,059        909,406
Minority interest capital contribution                            -        450,496              -
Payment of cash dividends                                  (667,471)      (652,542)      (623,250)
                                                         ----------     ----------     ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       3,060,763      1,777,013     (1,656,228)
Effects of exchange rate changes on foreign currency
 cash balances                                             (100,491)       (68,005)       103,533
                                                         ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (841,979)       739,653     (2,882,080)
Cash and cash equivalents at beginning of year            4,064,391      3,324,738      6,206,818
                                                         ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                 $3,222,412     $4,064,391     $3,324,738
                                                         ----------     ----------     ----------
                                                         ----------     ----------     ----------

The accompanying notes are an integral part of these statements.

                                 MINNTECH CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS DESCRIPTION
    Minntech Corporation is a leader in developing, manufacturing and marketing medical devices, sterilants and water filtration products. The Company's products are used in kidney dialysis, open-heart surgery, endoscopy, and in the preparation of pure water for medical, industrial and laboratory use.

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

    CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of:

              FY ENDED MARCH 31                     1997          1996
              -----------------------------    ------------  -------------
              Cash                             $  1,676,471  $   2,117,793
              Money market mutual funds           1,545,941      1,946,598
                                               ------------   ------------
                                               $  3,222,412   $  4,064,391
                                               ------------   ------------
                                               ------------   ------------

    A substantial portion of the Company's cash balances are held in one financial institution.

    Money market mutual funds are stated at fair value, which approximates cost at March 31, 1997 and 1996.

    MARKETABLE SECURITIES
    The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    Marketable securities consisted of investments in bond funds. At March 31, 1997 and 1996, the adjusted cost of the funds exceed fair market value. The unrealized holding losses, net of income taxes, are reported as a reduction in stockholders' equity.

    Marketable securities consisted of:
              ------------------------------------------------------------
              FY ENDED MARCH 31                      1997         1996
              ------------------------------------------------------------
              Adjusted cost                      $  442,974   $  1,269,019
              Unrealized holding loss            $  (42,974)  $   (114,683)
                                                 ----------   ------------
              Fair market value                  $  400,000   $  1,154,336
                                                 ----------   ------------
                                                 ----------   ------------

    INVENTORIES
    Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

    Inventories consisted of:

              ------------------------------------------------------------
              FY ENDED MARCH 31                     1997           1996
              ------------------------------------------------------------
              Finished Goods                   $  6,181,128   $  4,768,680
              Materials and work-in process    $  5,652,288   $  6,666,655
                                               ------------   ------------
                                               $ 11,833,416   $ 11,435,335
                                               ------------   ------------
                                               ------------   ------------

    PROPERTY AND EQUIPMENT
    Property and equipment are depreciated on a straight-line basis over their estimated service lives. Accelerated and straight-line methods are used for income tax reporting purposes.

    PATENT COSTS
    Patent application costs consist principally of legal and filing fees, and are capitalized and amortized over five years.

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

    INCOME TAXES
    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    FOREIGN CURRENCY TRANSLATION
    Foreign assets and liabilities are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the year. Unrealized translation adjustments are reported as a component of stockholders' equity.

    ADOPTION OF FAS 123
    Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the Statement allows the alternative of continued use of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings per share determined as if the fair-value based method had been applied in measuring compensation cost. The Company adopted the new standard in fiscal 1996 and elected the continued use of APB Opinion No. 25.

NOTE 2--RESTRUCTURING AND UNUSUAL ITEMS

    In the fourth quarter of fiscal 1997, the Company adopted a restructuring plan designed to reduce its cost structure and improve its competitive position primarily through the discontinuation of two unprofitable product lines--the Primus-Registered Trademark- dialyzer and Cathetron-Registered Trademark-catheter reprocessing system. In addition, the charge provided for costs associated with the departure of the Company's founder as Chairman, Chief Executive Officer and President. The restructuring charge totaled $9,569,000 before taxes and $6,294,000 after taxes.

    The Primus-Registered Trademark- dialyzer related charges totaled
$7,282,000 and consist of write-downs of inventory, $4,191,000; fixed assets, $2,930,000; and intellectual property, $161,000. Charges related to the Cathetron-Registered Trademark- catheter reprocessing system total, $574,000; and relate to a provision for anticipated sales returns and write-down of inventory. Included in the charge is $1,229,000 to provide for severance and anticipated future pension costs related to the departure of the Company's founder as Chairman, Chief Executive Officer, and President. The balance of the charge, $484,000; relates primarily to severance and other costs to downsize the organization. The majority of the restructuring charges were non-cash in nature.

NOTE 3--LINE OF CREDIT

   At March 31, 1997, the Company had a line of credit with a commercial bank which allows the Company to borrow up to $10,000,000 on an unsecured basis at the prime rate of interest (8.25 percent at March 31, 1997) or the indexed London Interbank Offered Rate (LIBOR). At March 31, 1997, the Company had $3,000,000 of outstanding borrowings under the line of credit. This line of credit expires August 31, 1997, and the Company plans to extend the bank line at that time.

NOTE 4--SIGNIFICANT CUSTOMERS AND EXPORT SALES

   Sales to one unaffiliated customer accounted for approximately 10 percent, 23 percent, and 25 percent of sales in fiscal years 1997, 1996 and 1995, respectively. The Company has a corresponding concentration of accounts receivable due from this customer. Sales to this customer are made under a contract which is scheduled to expire June 30, 1997.

   Consolidated sales outside the United States, principally to customers in Western Europe and the Far East, amounted to $12,187,000, $10,462,000 and $7,261,000 in fiscal years 1997, 1996 and 1995, respectively.

NOTE 5--INCOME TAXES

   The provision for income taxes consisted of the following:

    FY ENDED MARCH 31                FEDERAL          STATE          TOTAL
    ----------------------------  ------------     ----------    ------------
    1997
    Currently Payable             $  1,237,156     $   62,934    $  1,300,090
    Deferred                        (1,822,733)      (177,606)     (2,000,339)
                                  ------------     ----------    ------------
                                  $   (585,577)    $ (114,672)   $   (700,249)
                                  ------------     ----------    ------------
                                  ------------     ----------    ------------
    1996
    Currently Payable             $  2,375,600     $  162,000    $  2,537,600
    Deferred                          (146,100)         2,500        (143,600)
                                  ------------     ----------    ------------
                                  $  2,229,500     $  164,500    $  2,394,000
                                  ------------     ----------    ------------
                                  ------------     ----------    ------------
    1995
    Currently Payable             $  3,016,300     $  245,900    $  3,262,200
    Deferred                            25,800          6,000          31,800
                                  ------------     ----------    ------------
                                  $  3,042,100     $  251,900    $  3,294,000
                                  ------------     ----------    ------------
                                  ------------     ----------    ------------

   The provision for income taxes differs from the statutory U.S. federal tax rate of 34 percent applied to earnings before income taxes as follows:

   FY ENDED MARCH 31                  1997            1996           1995
   ----------------------------   ------------     ----------    ------------

   Income tax expense at statutory
     federal income tax rates      $(1,475,100)  $  2,254,700    $  3,132,700
   Foreign subsidiary losses           848,800        671,600         261,800
   State income taxes,
     net of federal benefit            (75,700)       108,500         166,300
   Exempt income attributable to
     foreign sales                     (53,400)       (51,000)        (59,200)
   Loss on investment in foreign
     subsidiary                              -       (593,800)       (189,700)
   Other, net                           55,151          4,000         (17,900)
                                  ------------     ----------    ------------
                                   $  (700,249)  $  2,394,000    $  3,294,000
                                  ------------     ----------    ------------
                                  ------------     ----------    ------------

     The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

    FY ENDED MARCH 31                                  1997          1996
    -----------------------------------------     ------------  ------------
    Deferred tax asset
      Foreign subsidiary net operating losses     $  1,100,000   $  1,525,000
      Deferred compensation and severance              569,500        -
      Fixed asset reserve                              707,500        -
      Allowance for doubtful accounts                   54,800         50,700
      Inventories                                    1,044,900        230,900
      Unrealized holding losses on investments         130,800         40,900
      Accrued vacation pay                             107,500        152,500
      Amortization of goodwill                         189,000        100,700
      Other, net                                        46,000        179,000
                                                  ------------   ------------
      Gross deferred tax asset                       3,950,000      2,279,700
      Valuation allowance                           (1,100,000)    (1,525,000)
                                                  ------------   ------------
      Net deferred tax asset                         2,850,000        754,700
                                                  ------------   ------------
                                                  ------------   ------------
    Deferred tax liability
      Plant and equipment depreciation            $  1,553,208   $  1,412,000
                                                  ------------   ------------
                                                  ------------   ------------

   The Company recorded valuation allowances related to foreign subsidiary net operating losses which are not recognized until their ultimate realization is considered to be more likely than not. The current portion of the deferred tax asset is included in the prepaid expenses and other current assets component of the balance sheet.

   Cash payments for income taxes were approximately $2,151,000, $2,345,000, and $3,452,000 in fiscal years 1997, 1996 and 1995, respectively.

NOTE 6--COMMITMENTS

   OPERATING LEASES
   Total rental expense for operating leases for fiscal years 1997, 1996 and 1995 was approximately $804,000, $905,000, and $808,000, respectively.

   Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 1997:

          FISCAL YEAR                                    AMOUNT
          ---------------------------------------    ------------
          1998                                       $   486,752
          1999                                           397,893
          2000                                           140,255
          2001                                            12,650
                                                     -----------
                                                     $ 1,037,550
                                                     -----------
                                                     -----------

   SEVERANCE AGREEMENTS
   The Company revised employment agreements with all officers that provide 3 years of severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100 percent of such severance benefits if they are involuntarily terminated and 50 percent of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 1997 was approximately $3,600,000.

NOTE 7--STOCK OPTIONS
   At March 31, 1997, the Company had 1,865,020 shares of common stock reserved under its 1982 Incentive Stock Option Plan and 1989 Stock Plan. The plans provide for incentive stock options and other options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the common stock at the date of grant.

   Option transactions under these plans during the three years ended March 31, 1997 are summarized as follows:
                                                                  WEIGHTED
                                                 NUMBER            AVERAGE
                                               OF SHARES        OPTION PRICE
     Outstanding at March 31, 1994             1,565,522           $   9.87
       Granted                                    96,150              14.45
       Exercised                                (231,421)              4.89
       Cancelled                                (121,035)             12.60
                                             -----------        -----------
     Outstanding at March 31, 1995             1,309,216              10.84
       Granted                                   677,010              17.29
       Exercised                                (273,058)              8.94
       Cancelled                                 (88,753)             13.27
                                             -----------        -----------
     Outstanding at March 31, 1996             1,624,415              13.97
       Granted                                 1,209,783              10.54
       Exercised                                 (23,124)             12.55
       Cancelled                              (1,013,724)             14.33
                                             -----------        -----------
     Outstanding at March 31, 1997             1,797,350           $  10.67
                                             -----------        -----------
                                             -----------        -----------

     In January 1997, 824,883 options granted in fiscal years 1992 through 1997 with exercise prices ranging from $10.75 to $20.50, were repriced to $10.625 per share, the market price at the time of repricing. The January 1997 repricing is reflected in the above roll forward as a grant cancellation and a new grant issuance.

   Options to purchase 1,099,769 shares were exercisable at March 31, 1997.

   The Company adopted an employee stock purchase plan on June 1, 1990. Under the plan, 562,500 shares of common stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10 percent of their base salaries for purchase of common stock at 85 percent of fair market value.

   A total of 98,818 shares have been issued under the plan since inception as follows:
                                                         NUMBER
          MAY 31                                        OF SHARES
          -------------------------------------------  ----------
          1996                                            17,455
          1995                                            17,873
          1994                                            15,045
          1993                                            15,552
          1992                                            14,787
          1991                                            18,106

   At March 31, 1997, the Company held a total of $127,403 in payroll withholdings for the purchase of stock under the plan.

   The estimated weighted average grant-date fair value of stock options granted during 1997 was $5.06 per option and $6.72 per option for 1996. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of FAS 123 "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share for fiscal years 1997 and 1996 would have been adjusted to the pro forma amounts indicated below:

     FY ENDED MARCH 31                                     1997         1996
     -------------------------------------------------------------------------
     Net Income (Loss)                As reported     ($3,371,663)  $4,308,239
                                        Pro-Forma     ($5,309,816)  $3,811,895
     Net Income (Loss) per share      As reported         ($  .51)      $  .62
                                        Pro-Forma         ($  .80)      $  .55

   The following table summarizes stock options outstanding and exercisable at March 31, 1997.



                          Outstanding                                          Exercisable
----------------------------------------------------------------    -------------------------------
                                   Weighted-
                                    Average         Weighted-                          Weighted-
Exercise                          Contractual         Average                            Average
Price Range         Options     Life Remaining    Exercise Price       Options       Exercise Price
-----------------------------------------------   --------------    -------------------------------
$2.03 - $9.05       122,447          3.0               $4.47           119,947            $4.36
$10.25 - $13.75   1,555,393          7.5               10.63           860,312            10.76
$15.00 - $20.50     119,510          7.5               17.60           119,510            17.60
                 --------------------------------------------       ----------------------------
                  1,797,350          7.2              $10.67         1,099,769           $10.81
                 --------------------------------------------       ----------------------------
                 --------------------------------------------       ----------------------------



   The fair value of options granted under the Company's fixed stock option plans during fiscal 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 1997 and 1996 were as follows:

     FY ENDED MARCH 31                                    1997         1996
     -------------------------------------------------------------------------
     Risk free interest rates                          6.0 - 6.6%   5.4 - 6.9%
     Expected life                                      5.1 years    5.1 years
     Expected volatility                                      50%          36%
     Expected dividends                                        1%           1%

   Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards granted prior to fiscal 1996 nor to awards anticipated in future years with exception to the fiscal 1997 pricing.

NOTE 8--PROFIT SHARING AND RETIREMENT SAVINGS

   The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 10 percent of their salaries. The Company matches 10 percent of employee contributions to a maximum of 6/10ths of 1 percent of compensation. The Company also makes annual profit sharing contributions to the plan at the discretion of the Board of Directors. The Company's contributions are as follows:

     FY ENDED MARCH 31                    1997          1996          1995
     ------------------------------------------------------------------------
     Matching 401 (k) contributions   $  49,867     $  42,800       $  38,800
     Profit sharing contributions         -             -             363,600
                                      ---------     ---------       ---------
                                      $  49,867     $  42,800       $ 402,400
                                      ---------     ---------       ---------
                                      ---------     ---------       ---------

NOTE 9--PREFERRED STOCK

   The Company's Board of Directors is authorized to issue five million shares of no par value preferred stock in one or more series. The board can determine voting, conversion, dividend and redemption rights, and other preferences of each series. No shares have been issued under this authorization.

NOTE 10--FOREIGN OPERATIONS

   Amounts attributable to foreign operations, primarily in Europe, included in the consolidated financial statements are as follows:

   FY ENDED MARCH 31                             1997             1996
   ----------------------------------------------------------------------
   Net sales of consolidated subsidiaries     $7,518,042       $6,439,973
   Operating losses of consolidated foreign
     subsidiaries                            ($1,921,588)     ($1,582,564)
   Total assets of consolidated foreign
     subsidiaries                             $7,130,937       $7,307,790

NOTE 11--Net Earnings per Share

   Net earnings per share are computed based on the weighted average number of common shares and common equivalent shares outstanding. Common share equivalents include potentially dilutive stock options using the "modified treasury stock" method. Shares used in the computations are as follows:

   FY ENDED MARCH 31                              1997        1996       1995
   ------------------------------------------  ---------   ---------   ---------
   Weighted average common shares outstanding 6,667,755 6,517,123 6,274,270 Weighted average common equivalent shares
     for stock options                              (951)    406,695     339,121
                                               ---------   ---------   ---------
                                               6,666,804   6,923,818   6,613,391
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Minntech Corporation

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 1997 and 1996 and the results of their operations and their cash flows for the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Minneapolis, Minnesota
May 23, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINNTECH CORPORATION
  (Registrant)

By
   ----------------------------------------
           Thomas J. McGoldrick
   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 26, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

 SIGNATURE                         TITLE                                   DATE
-------------------------------------------------------------------------------

                                   President, Chief Executive Officer and
-----------------------------      Director (Principal Executive Officer)
 Thomas J. McGoldrick


                                   Chief Financial Officer (Principal
-----------------------------      Accounting and Financial Officer)
 Jules L. Fisher

-----------------------------      Director
 Fred L. Shapiro, M.D.

-----------------------------      Director
 Louis C. Cosentino, Ph.D.

-----------------------------      Director
 George Heenan

-----------------------------      Director
 Amos Heilicher

-----------------------------      Director
 Norman Dann

-----------------------------      Director
 Donald H. Soukup

                                    EXHIBITS


                                       EXHIBIT INDEX

    EXHIBIT NO.    EXHIBIT                                                FORM OF FILING
    -----------    -------                                                --------------


    3(a)           Articles of Incorporation, as amended(1)
    3(b)           Amendment of By-Laws in March 1986(2)
    3(c)           Restated By-Laws(2)
    4              Form of Specimen Common Stock Certificate(3)
    10(a)          1989 Stock Plan, as amended                            Electronic Submission
    10(b)          Form of Employment Agreement dated                     Electronic Submission
                     September 1, 1996  with certain officers
                     of the Company
    10(c)          Separation and Consulting Agreement with               Electronic Submission
                     Dr. Louis C. Cosentino dated April 1, 1997
    10(d)          1990 Employee Stock Purchase Plan, as amended
                     June 1, 1993(3)
    10(e)          Supplemental Executive Retirement Plan effective
                     April 1, 1996(4)
    10(f)          Director Emeritus Consulting Plan(5), as amended(6)
    23             Consent of Price Waterhouse LLP                        Electronic Submission
    27             Financial Data Schedule                                Electronic Submission

    (1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual
    Report on Form 10-K for the year ended March 31, 1988, File No. 0-11278.
    (2) Incorporated by reference to the specified exhibit filed as part of the Company's report on Form 8-K on March 12, 1986, File No. 0-11278.
    (3) Incorporated by reference to the specified exhibit filed as part of the  Company's Annual
    Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.
    (4) Incorporated by reference to the specified exhibit filed as part of the Company's Annual
    Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.
    (5) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly
    Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.
    (6) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly
    Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.
