Form 10-Q
period 1997-06-30
MINNTECH CORP
filed 1997-08-14
CIK 724969

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended JUNE 30, 1997  or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                   -------------   -------------

     COMMISSION FILE NUMBER 0-11278

                             MINNTECH CORPORATION
            (Exact name of registrant as specified in its charter)

         MINNESOTA                                              41-1229121
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                           14605 - 28TH AVENUE NORTH
                        MINNEAPOLIS, MINNESOTA   55447
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:   (612) 553-3300

                             --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at July 31, 1997
----------------------------------           ----------------------------------
 Common Stock, $0.05 par value                        6,742,275 shares

                             Minntech Corporation
                         Quarterly Report on Form 10-Q
                                 June 30, 1997

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MINNTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                      Three Months Ended
                                                           June 30
                                                    ----------------------
                                                      1997           1996
                                                      ----           ----
    Net sales                                       $17,755        $16,685

    Operating costs and expenses
       Cost of sales                                 10,542          9,383
       Research and development                         699            834
       Selling, general and administrative            4,675          4,092
       Amortization of intangible assets                211            212
                                                    -------        -------
            Total operating costs and expenses       16,127         14,521
                                                    -------        -------

    Earnings from operations                          1,628          2,164

    Other income (expense), net                        (11)           (73)
                                                    -------        -------

    Earnings before income taxes and
     minority interest                                1,617          2,091

    Provision for income taxes                          624            871
    Minority interest                                  (40)           (70)
                                                    -------        -------

    Net earnings                                   $  1,033       $  1,290
                                                    -------        -------
                                                    -------        -------

    Net earnings per share                           $  .15         $  .19
                                                    -------        -------
                                                    -------        -------
    Weighted average common and
         common equivalent shares                     6,736          6,962
                                                    -------        -------
                                                    -------        -------

                             MINNTECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                          ASSETS                       (Unaudited)
                                                         June 30,       March 31,
                                                           1997           1997
                                                         --------       --------
CURRENT ASSETS
 Cash and cash equivalents                               $  3,601       $  3,222
 Marketable securities                                        400            400
 Accounts receivable, net                                  12,450         11,583
 Inventories
  Finished goods                                            5,185          6,181
  Materials and work-in-process                             4,966          5,652
                                                         --------       --------
    Total inventories                                      10,151         11,833
 Prepaid expenses                                           2,231          2,945
                                                         --------       --------
  TOTAL CURRENT ASSETS                                     28,833         29,983

PROPERTY AND EQUIPMENT, AT COST
 Land, buildings and improvements                           9,598          9,647
 Machinery and equipment                                   23,623         23,444
                                                         --------       --------
                                                           33,221         33,091
 Less accumulated depreciation                            (18,131)       (17,444)
                                                         --------       --------
 Net property and equipment                                15,090         15,647
OTHER ASSETS
 Patent costs, net                                            680            711
 Goodwill, net                                              1,217          1,327
 Deferred income taxes                                      1,408          1,408
 Other                                                        995            925
                                                         --------       --------
 TOTAL ASSETS                                           $  48,223      $  50,001
                                                         --------       --------
                                                         --------       --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                           $  1,262       $  3,241
 Accounts payable                                           2,991          3,921
 Accrued expenses                                           3,497          3,584
                                                         --------       --------
  TOTAL CURRENT LIABILITIES                                 7,750         10,746

DEFERRED INCOME TAXES                                       1,553          1,553
DEFERRED COMPENSATION                                         230            224
MINORITY INTEREST                                               4             44

STOCKHOLDERS' EQUITY
 Preferred stock, no par value                                -              -
 Common stock, $.05 par value                                 337            334
 Additional paid-in capital                                12,424         12,143
 Retained earnings                                         25,925         24,957
                                                         --------       --------
 TOTAL STOCKHOLDERS' EQUITY                                38,686         37,434
                                                         --------       --------
 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $  48,223      $  50,001
                                                         --------       --------
                                                         --------       --------

                             MINNTECH CORPORATION
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)

                                                           Three Months Ended
                                                                June 30
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                            $  1,032       $  1,290
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities
    Depreciation and amortization                             905            974
    Provision for losses on Accounts Receivable               (52)            38
    Foreign currency exchange (gain) loss                     146             96
    Minority interest                                         (40)           (70)
    Other                                                      (5)            24
    Changes in assets and liabilities:
      Accounts receivable                                    (923)          (516)
      Inventories                                           1,631         (3,286)
      Prepaid expenses                                         91             50
      Accounts payable and accrued expenses                  (995)          (712)
      Income taxes payable                                    628            827
                                                         --------       --------
        Total adjustments                                   1,386         (2,575)
                                                         --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         2,418         (1,285)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                         (261)        (1,667)
 Patent application costs                                     (67)           (70)
 Other                                                         (1)             -
                                                         --------       --------
NET CASH USED IN INVESTING ACTIVITIES                        (329)        (1,737)
                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of stock options                      285            204
 Payment of note payable                                   (2,000)             -
                                                         --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  (1,715)           204

Effects of exchange rate changes on foreign currency
 cash balances                                                  5            (12)
                                                         --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          379         (2,830)

Cash and cash equivalents at beginning of period            3,222          4,064
                                                         --------       --------

Cash and cash equivalents at end of period               $  3,601       $  1,234
                                                         --------       --------
                                                         --------       --------

                             MINNTECH CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 as filed with the Securities and Exchange Commission.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE 2 - RESTRUCTURING AND UNUSUAL ITEMS

During the first quarter ended June 30, 1997 there were no significant changes in the restructuring charges recorded March 31, 1997.

NOTE 3 - LINE OF CREDIT

At June 30, 1997, the Company had a line of credit with a commercial bank which allows the Company to borrow up to $10,000,000 on an unsecured basis at the prime rate of interest (8.50% at June 30, 1997) or the indexed London Interbank Offered Rate (LIBOR). As of June 30, 1997, the Company had $1,000,000 of outstanding borrowings under the line of credit. This line of credit expires August 31, 1997, and the Company plans to extend the bank line at that time.

NOTE 4 - NET EARNINGS PER SHARE

The calculations of net earnings per common and common equivalent share are presented in the following table. All amounts are in thousands except per share amounts.

                                                            Three Months Ended
                                                                   June
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
Net earnings                                             $  1,033       $  1,290
                                                         --------       --------
                                                         --------       --------

Weighted average common shares outstanding                  6,736          6,652

Weighted average common equivalent shares
for stock options                                               -            310
                                                         --------       --------
Weighted average common and common
  equivalent shares                                         6,736          6,962
                                                         --------       --------
                                                         --------       --------

Net earnings per share                                   $    .15       $    .19
                                                         --------       --------
                                                         --------       --------

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS No. 128"). FAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under FAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. FAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of FAS No. 128 will not have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the first quarter ended June 30, 1997 increased by 6.4% to $17,755,000. This increase was achieved despite a 29.5% decline in cardiosurgery product sales. Sales of our first generation oxygenator to C.R. Bard declined to 2% of total Company revenue from 17% in the first quarter of last year. This was the Company's first complete quarter without a contractual minimum purchase guarantee from C.R. Bard for the O.E.M. oxygenator.

Excluding the oxygenator, sales of our other products increased by 19% over the same quarter of last year. This is attributable to increases of 37% in reprocessing products and 13% in dialysis supplies and devices. The reprocessing growth resulted from record domestic sales of Renatron-Registered Trademark- II dialyzer reprocessing stations combined with increases in dialyzer reprocessing supplies and endoscope reprocessing products. Increases in concentrate product sales account for the growth in dialysis supplies and devices.

Net revenues by product group are summarized in the following table:

                                            Three Months Ended June 30
                                 ----------------------------------------------
(in thousands)                           1997                     1996
                                         ----                     ----
Dialysis supplies and devices     $ 5,383        30%       $ 4,770        28%
Reprocessing products               7,932        45          5,794        35
Cardiosurgery products              3,846        22          5,457        33
Water filtration products             594         3            664         4
                                  -------       ---        -------       ---
                                  $17,755       100%       $16,685       100%
                                  -------       ---        -------       ---
                                  -------       ---        -------       ---

Gross profit for the first quarter ended June 30, 1997 was $7,213,000, or 40.6% of net revenues, compared to $7,302,000, or 43.8% of net revenues, for the quarter one year ago. The decline in gross margins from one year ago is due primarily to the decline in oxygenator sales to C.R. Bard.

Research and development expenses for the third quarter ended June 30, 1997 totaled $699,000, or 3.9% of revenues compared to $834,000, or 5.0% of revenues, in the quarter one year ago. The Company expects total research and development expenses for fiscal 1998 to be approximately 5.5% of sales.

Selling, general and administrative expenses for the first quarter ended June 30, 1997 were $4,675,000, or 26.3% of revenues, compared to $4,092,000, or
24.5% of revenues, in the first quarter one year ago. The increase in selling, general and administrative expenses is primarily attributable to spending to support the Biocor-TM- 200 oxygenator launch.

The Company's effective tax rate was 38.6% for the quarter ended June 30, 1997 compared to a rate of 41.7% in the first quarter of the prior fiscal year. The comparable effective tax rate for the quarter ended June 30, 1997 decreased due to the ability to utilize European subsidiary operating loss carry fowards for which benefit had not previously been claimed.

The Company reported net earnings of $1,033,000 for the quarter ended June 30, 1997, or 5.8% of sales, compared to earnings of $1,290,000, or 7.7% of sales, in the first quarter one year ago. The decline in net earnings from one year ago was due to lower gross margins, combined with higher selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $2,418,000 of cash and cash equivalents for the quarter ended June 30, 1997. At June 30, 1997, the Company had $4,001,000 of cash, cash equivalents and marketable securities, an increase of $379,000 from March 31, 1997. The increase in cash was due primarily to a decrease in inventories. Working capital on June 30, 1997 was $21,083,000 compared to $19,237,000 as of March 31, 1997. The Company's current ratio at June 30, 1997 was 3.7:1 compared to 2.8:1 at March 31, 1997.

Improvements in cash flow during the first quarter of fiscal 1998 enabled the Company to pay off $2,000,000 of the outstanding balance on our domestic bank line of credit. As a result, the notes payable balance was reduced to $1,262,000 on June 30, 1997 from $3,241,000 on March 31, 1997. The company invested $261,000 in capital equipment during the three months ended June 30, 1997 and plans to invest approximately $3,800,000 during fiscal year 1998.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                27.  Financial Data Schedule

         (b)    Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MINNTECH CORPORATION

DATE:     August  , 1997
      ----------------------

                                            /s/ Jules L. Fisher
                                        --------------------------------------
                                         Jules Fisher
                                         Chief Financial Officer
                                         (Duly authorized officer)
                                         (Principal financial officer)