Form 10-Q
period 1997-09-30
MINNTECH CORP
filed 1997-11-14
CIK 724969

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended SEPTEMBER 30, 1997  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from ______________ to ____________

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

                                  ---------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes ___X___    No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 7, 1997
 -----------------------------               -------------------------------
 Common Stock, $0.05 par value                         6,742,275

                              Minntech Corporation
                         Quarterly Report on Form 10-Q
                               September 30, 1997

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MINNTECH CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)
                   (In thousands except per share amounts)

                                         Three Months Ended            Six Months Ended
                                            September 30                 September 30
                                        1997           1996           1997           1996
                                      --------       --------       --------       --------
NET SALES                             $ 16,355       $ 15,845       $ 34,110       $ 32,530

OPERATING COSTS AND EXPENSES
  Cost of sales                          9,550          9,077         20,092         18,460
  Research and development                 631            829          1,330          1,654
  Selling, general and administrative    4,532          4,306          9,207          8,407
  Amortization of intangible assets        211            212            422            423
                                      --------       --------       --------       --------
   Total operating costs and expenses   14,924         14,424         31,051         28,944
                                      --------       --------       --------       --------
EARNINGS FROM OPERATIONS                 1,431          1,421          3,059          3,586
Other income (expense), net                (29)           (21)           (40)           (94)
                                      --------       --------       --------       --------
EARNINGS BEFORE INCOME TAXES AND
   MINORITY INTEREST                     1,402          1,400          3,019          3,492

Provision for income taxes                 386            680          1,010          1,551
Minority interest                          (43)           (61)           (83)          (131)
                                      --------       --------       --------       --------
NET EARNINGS                          $  1,059         $  781       $  2,092       $  2,072
                                      --------       --------       --------       --------
                                      --------       --------       --------       --------
NET EARNINGS PER SHARE                $    .16         $  .12       $    .31       $    .30
                                      --------       --------       --------       --------
                                      --------       --------       --------       --------
Weighted average common and
   common equivalent shares              6,746          6,662          6,741          6,812
                                      --------       --------       --------       --------
                                      --------       --------       --------       --------

                             MINNTECH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                    ASSETS
                                                      September 30, March 31,
                                                         1997         1997
                                                      (Unaudited)
                                                       ---------    ---------

CURRENT ASSETS
  Cash and cash equivalents                             $  4,130     $  3,222
  Marketable securities                                      425          400
  Accounts receivable, net                                12,879       11,583
  Inventories
     Finished goods                                        5,509        6,181
     Materials and work-in-process                         5,211        5,652
                                                       ---------    ---------
     Total inventories                                    10,720       11,833
  Prepaid expenses                                         1,807        2,945
                                                       ---------    ---------
     TOTAL CURRENT ASSETS                                 29,961       29,983

PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and improvements                         9,583        9,647
  Machinery and equipment                                 23,554       23,444
                                                       ---------    ---------
                                                          33,137       33,091
  Less accumulated depreciation                          (18,614)     (17,444)
                                                       ---------    ---------
                                                          14,523       15,647
OTHER ASSETS
  Patent costs, net                                          707          711
  Goodwill, net                                            1,109        1,327
  Deferred income taxes                                    1,408        1,408
  Other                                                      924          925
                                                       ---------    ---------
     TOTAL ASSETS                                      $  48,632    $  50,001
                                                       ---------    ---------
                                                       ---------    ---------

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable                                            $  249     $  3,241
  Accounts payable                                         3,437        3,921
  Accrued expenses                                         4,115        3,584
                                                       ---------    ---------
     TOTAL CURRENT LIABILITIES                             7,801       10,746

DEFERRED INCOME TAXES                                      1,553        1,553
DEFERRED COMPENSATION                                        236          224
MINORITY INTEREST                                            (39)          44

STOCKHOLDERS' EQUITY
  Preferred stock, no par value                                -           -
  Common stock, $.05 par value                               337          334
  Additional paid-in capital                              12,424       12,143
  Retained earnings                                       26,320       24,957
                                                       ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                              39,081       37,434
                                                       ---------    ---------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $  48,632    $  50,001
                                                       ---------    ---------
                                                       ---------    ---------

                             MINNTECH CORPORATION
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                          Six Months Ended
                                                            September 30
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                          $  2,093     $  2,072
  Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities
           Depreciation and amortization                   1,782        1,968
           Provision for losses on accounts receivable      (108)          63
           Foreign currency exchange loss                    231           95
           Minority interest                                 (83)        (131)
           Other, net                                         12           31
           Changes in assets and liabilities:
              Accounts receivable                         (1,322)        (183)
              Inventories                                  1,067       (5,381)
              Prepaid expenses                               149           70
              Accounts payable                              (486)        (449)
              Accrued expenses                               570            -
              Income taxes payable                           998          187
                                                        --------     --------
                Total adjustments                          2,810       (3,730)
                                                        --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        4,903       (1,658)
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                       (386)      (3,444)
  Proceeds from sale of marketable securities                  -          743
  Patent application costs                                  (192)        (118)
  Acquisition of product line                                  -            -
  Other                                                       (8)          18
                                                        --------     --------
NET CASH USED IN INVESTING ACTIVITIES                       (586)      (2,801)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of note payable                                 (3,000)           -
  Proceeds from note payable                                   -        4,000
  Proceeds from exercise of stock options                    285          486
  Payment of cash dividends                                 (674)        (667)
                                                        --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 (3,389)       3,819
                                                        --------     --------
Effects of exchange rate changes on foreign currency
  cash balances                                              (21)         (12)
                                                        --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         907         (652)

Cash and cash equivalents at beginning of period           3,222        4,064
                                                        --------     --------
Cash and cash equivalents at end of period              $  4,129     $  3,412
                                                        --------     --------
                                                        --------     --------

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

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 1997, as filed with the Securities and Exchange Commission.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE 2 - RESTRUCTURING AND UNUSUAL ITEMS

During the first quarter ended June 30, 1997, and second quarter ended September 30, 1997, there were no significant changes in the restructuring charges recorded March 31, 1997.

NOTE 3 - LINE OF CREDIT

At June 30, 1997, the Company had $1,000,000 of outstanding borrowings under a line of credit with a commercial bank. The entire balance was repaid in early July. The line of credit expired August 31, 1997, and the Company is currently negotiating with several commercial banks to obtain more favorable terms. The Company does not anticipate any problems in establishing a new line of credit.

NOTE 4 - NET EARNINGS PER SHARE

The calculations of net earnings per common and common equivalent shares are presented in the following table. All amounts are in thousands except per share amounts.

                          Three Months Ended     Six Months Ended
                             September 30           September 30
                         -------------------   -------------------
                            1997      1996        1997       1996
                         --------   --------   --------   --------
Net earnings             $  1,059   $    781   $  2,092   $  2,072
                         --------   --------   --------   --------
                         --------   --------   --------   --------

Weighted average common
   shares outstanding       6,746      6,662      6,741      6,657

Weighted average common
   equivalent shares for
   stock options                -          -          -        155
                         --------   --------   --------   --------
Weighted average common
   and common equivalent
   shares                   6,746      6,662      6,741      6,812
                         --------   --------   --------   --------
                         --------   --------   --------   --------
Net earnings per share   $    .16   $    .12   $    .31   $    .30
                         --------   --------   --------   --------
                         --------   --------   --------   --------

NOTE 4 - NET EARNINGS PER SHARE CONT.

In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS No. 128"). FAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under FAS No. 128 the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. FAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of FAS No. 128 will not have a material effect on the financial statements.

NOTE 5 - CASH DIVIDEND

On August 27, 1997, the Company's Board of Directors declared an annual cash dividend of $.10 per share on the Company's common stock. The dividend was paid on September 26, 1997, to stockholders of record as of September 12, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales in the second quarter ended September 30, 1997, increased by $510,000, or 3.2%, to $16,355,000. Cardiosurgery sales declined 25.1% and continue to be impacted by the conclusion of the purchase agreement with C.R. Bard for the Company's first generation oxygenator. In the second quarter of fiscal 1997, oxygenator sales to C.R. Bard represented 13.3% of Company sales.

Excluding the oxygenator sales from both years, revenues of our other products increased by 15.7% compared to the second quarter of fiscal 1997. The sales growth in other product lines is primarily attributable to a 16.8% increase in reprocessing products combined with an 8.7% increase in dialysis supplies and devices.

Sales for the six months ended September 30, 1997, increased by $1,580,000, or 4.9%, to $34,110,000 from $32,530,000 in the prior year. The increase results from 26.6% growth in reprocessing products combined with a 10.8% increase in dialysis supplies and devices; partially offset by a 27.6% decline in cardiosurgery sales. Excluding the oxygenator, sales of other product lines increased by 17.6% over the first half of last fiscal year.

Net sales by product group are summarized on the following table:

                                   Three Months Ended     Six Months Ended
                                      September 30         September 30
                                  -------------------   -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
Dialysis supplies and devices     $  5,299   $  4,873   $ 10,682   $  9,643
Reprocessing products                7,156      6,127     15,088     11,921
Cardiosurgery products               3,223      4,305      7,069      9,762
Water filtration products              677        540      1,271      1,204
                                  --------   --------   --------   --------
                                  $ 16,355   $ 15,845   $ 34,110   $ 32,530
                                  --------   --------   --------   --------
                                  --------   --------   --------   --------

RESULTS OF OPERATIONS CONT.

Gross profit for the second quarter ended September 30, 1997, was $6,805,000 or 41.6% of net sales, compared to $6,768,000 or 42.7% of net sales for the quarter one year ago. For the six months ended September 30, 1997, gross profit was $14,018,000, or 41.1% of net sales, compared to $14,070,000, or 43.3% of net sales for the same period one year ago. The decrease in gross margins is due primarily to the decline in unit sales of oxygenators.

Research and development expenses for the second quarter totaled $631,000 or 3.9% of sales, compared to $829,000 or 5.2% of sales in the quarter one year ago. For the six months ended September 30, 1997, expenses totaled $1,330,000, or 3.9% of sales, compared to $1,654,000 or 5.1% of sales for the same period one year ago. The Company expects that total research and development expenses for the fiscal year ending March 31, 1998, will approximate 4.5% of sales.

Selling, general and administrative expenses for the second quarter ended September 30, 1997, were $4,532,000 or 27.8% of sales, compared to $4,306,000 or 27.3% of sales in the second quarter one year ago. For the six months ended September 30, 1997, selling, general and administrative expenses totaled $9,207,000 or 27.0% of sales, compared to $8,407,000 or 25.8% of sales for the same period one year ago. Selling, general and administrative expenses have increased due to spending to support the Biocor-Registered Trademark- 200 launch.

The Company's effective income tax rates for the second quarter and six months ended September 30, 1997, were 27.5% and 33.4%, respectively, compared to 48.6% and 44.4% for the same periods one year ago. The tax provision for the quarter and six months year to date reflect a benefit for operating loss carryforwards in our European subsidiary which lowers the Company's effective tax rate.

The Company reported net earnings of $1,059,000, 6.5% of sales for the quarter ended September 30, 1997, compared to earnings $781,000, or 4.9% of sales in the second quarter one year ago. For the six months ended September 30, 1997, earnings were $2,092,000 or 6.1% of sales, compared to earnings of $2,072,000 or 6.4% of sales for the same period one year ago. The increase in net earnings for the quarter and six months are primary attributable to the lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $2,485,000 and $4,903,000 of cash and cash equivalents for the quarter and six months ended September 30, 1997, respectively. At September 30, 1997, the Company had $4,555,000 of cash, cash equivalents and marketable securities, an increase of $933,000 from March 31, 1997. Working capital on September 30, 1997, was $22,160,000 compared to $19,237,000 as of March 31, 1997. The Company's current ratio at September 30, 1997, was 3.8:1 compared to 2.8:1 at March 31, 1997.

Improvements in cash flow during the first six months enabled the Company to pay off $2,000,000 of the outstanding balance on our domestic bank line of credit in the quarter ended June 30, 1997, and the remaining $1,000,000 balance in the quarter ended September 30, 1997. The Company invested $386,000 in capital equipment during the six months ended September 30,1997, and expects to invest approximately $3,000,000 during fiscal 1998.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on August 27, 1997. The stockholders took the following actions: (i) the stockholders elected three directors to serve for terms ending in 2000 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

    The names of the remaining directors whose term of office as a director continued after the Annual Meeting are Fred Shapiro, M.D., Donald H. Soukup, Louis C. Cosentino, and Norman Dann.

                             Votes For      Withheld
                             ---------     ---------
    George Heenan            4,841,252     1,117,994
    Amos Heilicher           4,835,142     1,124,104
    Thomas J. McGoldrick     4,844,894     1,114,352



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27.  Financial Data Schedule

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended September 30, 1997.




                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MINNTECH CORPORATION

DATE:    NOVEMBER 12, 1997

                                       /s/  Jules L. Fisher
                                       ------------------------
                                            Jules L. Fisher
                                            Vice President and Chief
                                            Financial Officer
                                      (Duly authorized officer)
                                      (Principal financial officer)