Form 10-Q
period 1997-12-31
MINNTECH CORP
filed 1998-02-13
CIK 724969

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended DECEMBER 31, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                to
                                       --------------    --------------

        COMMISSION FILE NUMBER 0-11278


                              MINNTECH CORPORATION
            (Exact name of registrant as specified in its charter)


         MINNESOTA                                             41-1229121
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                14605 - 28TH AVENUE NORTH
                              MINNEAPOLIS, MINNESOTA  55447
                        (Address of principal executive offices)

           Registrant's telephone number, including area code:   (612) 553-3300

                               _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at January 27, 1998
  -----------------------------                -------------------------------
  Common Stock, $0.05 par value                      6,767,274 shares

                             Minntech Corporation
                        Quarterly Report on Form 10-Q
                              December 31, 1997

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MINNTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)
                    (In thousands except per share amounts)

                                         Three Months Ended       Nine Months Ended
                                            December 31              December 31
                                         -------------------     -------------------
                                           1997       1996         1997       1996
                                         --------   --------     --------   --------
NET SALES                                $ 17,430   $ 16,772     $ 51,540   $ 49,302

OPERATING COSTS AND EXPENSES
   Cost of product sales                    9,780      9,995       29,872     28,455
   Research and development                   715        928        2,046      2,582
   Selling, general and administrative      4,838      4,374       14,045     12,781
   Amortization of intangible assets          211        214          632        637
                                         --------   --------     --------   --------
     Total operating costs and expenses    15,544     15,511       46,595     44,455
                                         --------   --------     --------   --------

EARNINGS FROM OPERATIONS                    1,886      1,261        4,945      4,847
Other income (expense, net)                  (129)       (96)        (168)      (190)
                                         --------   --------     --------   --------

EARNINGS BEFORE INCOME TAXES
  AND MINORITY INTEREST                     1,757      1,165        4,777      4,657

Provision for income taxes                    580        569        1,590      2,120
Minority interest                             (22)       (65)        (105)      (196)
                                         --------   --------     --------   --------

NET EARNINGS                             $  1,199   $    661     $  3,292   $  2,733
                                         --------   --------     --------   --------
                                         --------   --------     --------   --------

NET EARNINGS PER SHARE
   Basic                                     $.18       $.10         $.49       $.41
                                         --------   --------     --------   --------
                                         --------   --------     --------   --------
   Diluted                                   $.18       $.10         $.49       $.40
                                         --------   --------     --------   --------
                                         --------   --------     --------   --------

Weighted average common and common
  equivalent shares
   Basic                                    6,762      6,682        6,748      6,665
                                         --------   --------     --------   --------
                                         --------   --------     --------   --------
   Diluted                                  6,827      6,682        6,762      6,769
                                         --------   --------     --------   --------
                                         --------   --------     --------   --------

                             MINNTECH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)


                     ASSETS                       December 31,   March 31,
                                                      1997         1997
                                                  (Unaudited)    ---------
                                                  ------------
CURRENT ASSETS
   Cash and cash equivalents                        $  4,947      $  3,222
   Marketable securities                                 442           400
   Accounts receivable, net                           14,151        11,583
   Inventories
     Finished goods                                    5,430         6,181
     Materials and work-in-process                     5,601         5,652
                                                  ------------   ---------
   Total Inventories                                  11,031        11,833
   Prepaid expenses                                    1,560         2,945
                                                  ------------   ---------
     TOTAL CURRENT ASSETS                             32,131        29,983

PROPERTY AND EQUIPMENT, AT COST
   Land, buildings and improvements                    9,569         9,647
   Machinery and equipment                            24,077        23,444
                                                  ------------   ---------
                                                      33,646        33,091
   Less accumulated depreciation                     (19,297)      (17,444)
                                                  ------------   ---------
                                                      14,349        15,647
OTHER ASSETS
   Patent costs, net                                     726           711
   Goodwill, net                                         999         1,327
   Deferred income taxes                               1,408         1,408
   Other                                                 923           925
                                                  ------------   ---------
   TOTAL ASSETS                                     $ 50,536      $ 50,001
                                                  ------------   ---------
                                                  ------------   ---------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                    $    227      $  3,241
   Accounts payable                                    4,184         3,921
   Accrued expenses                                    4,013         3,584
                                                  ------------   ---------
     TOTAL CURRENT LIABILITIES                         8,424        10,746

DEFERRED INCOME TAXES                                  1,553         1,553
DEFERRED COMPENSATION                                    242           224
MINORITY INTEREST                                        (61)           44

STOCKHOLDERS' EQUITY
   Preferred stock, no par value                        -             -
   Common stock, $.05 par value                          338           334
   Additional paid-in capital                         12,545        12,143
   Retained earnings                                  27,495        24,957
                                                  ------------   ---------
   Total Stockholder's equity                         40,378        37,434
                                                  ------------   ---------
   Total Liabilities and Stockholder's equity       $ 50,536      $ 50,001
                                                  ------------   ---------
                                                  ------------   ---------


                             MINNTECH CORPORATION
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In thousands)


                                                       Nine Months Ended
                                                          December 31
                                                       -----------------
                                                         1997     1996
                                                       --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                        $ 3,292   $ 2,733
     Adjustments to reconcile net earnings to
       net cash provided by (used in) operating
       activities
         Depreciation and amortization                   2,696     2,997
         Tax benefit from stock option exercises
         Provision for losses on Accounts Receivable       (64)       86
         Foreign currency exchange loss                    455       160
         Minority interest                                (105)     (196)
         Other                                              20        55
         Changes in assets and liabilities:
           Accounts receivable                          (2,760)     (590)
           Inventories                                     736    (5,062)
           Prepaid expenses                               (126)      (26)
           Accounts payable and accrued expenses           753    (1,475)
           Income taxes payable                          1,506       143
                                                       --------  -------
             Total adjustments                           3,111    (3,908)
                                                       --------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                6,403    (1,175)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                    (979)   (4,607)
   Proceeds from sales of marketable securities              -       743
   Patent application costs                               (307)     (204)
   Acquisition of product line                               -         -
   Other                                                    (2)      (26)
                                                       --------  -------
NET CASH USED IN INVESTING ACTIVITIES                   (1,288)   (4,042)
                                                       --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                          (3,000)    4,136
   Grant from foreign government                             -         -
   Proceeds from exercise of stock options                 406       486
   Minority interest capital contribution                    -         -
   Payments of cash dividends                             (674)     (667)
                                                       --------  -------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (3,268)    3,955
                                                       --------  -------
Effects of exchange rate changes on foreign
   currency cash balances                                 (122)      (36)
                                                       --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           1,725    (1,298)

Cash and cash equivalents at beginning of period         3,222     4,064
                                                       --------  -------
Cash and cash equivalents at end of period             $ 4,947   $ 2,766
                                                       --------  -------
                                                       --------  -------


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

NOTE 2 - NET EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date, all prior-period earnings (loss) per share data presented shall be restated to conform to the provisions of this statement. Under SFAS No. 128, the presentation of primary earnings (loss) per share is replaced with a presentation of basic earnings (loss) per share. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for entities with complex capital structures. Basic earnings
(loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity and is similar to the former fully diluted earnings
(loss) per share calculation. The Company has adopted SFAS No. 128 for the quarter ended December 31, 1997 and all net earnings (loss) per share data presented complies with this statement. The difference between basic and diluted earnings (loss) per share data as presented is due to the dilutive impact from stock options whose exercise price was below the average common stock price for the respective period presented.

NOTE 3 - NOTES PAYABLE/LINE OF CREDIT

In December 1997, the Company renewed its line of credit with a commercial bank which allows the Company to borrow up to $10,000,000 on an unsecured basis at the prime rate of interest (8.5% as of December 31, 1997) or the indexed London Interbank Offered Rate (LIBOR), at Minntech's option.

As of December 31, 1997, the entire $227,000 balance in Notes Payable related to borrowings in foreign subsidiaries and is secured by a letter of credit against the Company's unsecured line.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales in the third quarter ended December 31, 1997, increased by $659,000, or 3.8%, to $17,431,000. Cardiosurgery sales declined by 16.1% due to the conclusion of the distribution agreement with C.R. Bard for the Company's first generation oxygenator. Oxygenator sales to C.R. Bard represented 8.3% of total Company sales in the third quarter of fiscal 1997 and 12.8% of Company sales through nine months of the prior year.

Excluding oxygenator sales for both fiscal years 1997 and 1998, sales of our other products increased by 10.5% compared to the third quarter of fiscal 1997. The sales growth in other products is attributable to a 21.3% increase in reprocessing products combined with a 51.6% increase in water filtration products. The 7.2% decline in dialysis supplies and devices in the quarter is due primarily to lower sales of our discontinued dialyzer product line. Dialysis concentrate sales increased by 4.9% in the third quarter.

Sales for the nine months ended December 31, 1997 increased by $2,238,000, or 4.5%, to $51,540,000 from $49,302,000 in the prior year. The sales increase results from a 24.7% growth in reprocessing products, a 4.2% increase in dialysis supplies and devices, combined with a 20.7% increase in water filtration products; partially offset by a 24.2% decrease in cardiosurgery products. Excluding the oxygenator, sales of our other product lines increased by 15.0% over the first nine months of fiscal year 1997.

Sales by product group are summarized in the following table:


                                      Three Months Ended    Nine Months Ended
                                         December 31           December 31
                                      ------------------    ------------------
(in thousands)                          1997      1996        1997      1996
                                      --------  --------    --------  --------
Dialysis supplies and devices         $  5,208  $  5,612    $ 15,890  $ 15,255
Reprocessing products                    7,977     6,575      23,065    18,496
Cardiosurgery products                   3,355     3,998      10,424    13,760
Water filtration products                  890       587       2,161     1,791
                                      --------  --------    --------  --------
                                      $ 17,431  $ 16,772    $ 51,540  $ 49,302
                                      --------  --------    --------  --------
                                      --------  --------    --------  --------


Gross profit for the third quarter ended December 31, 1997 was $7,650,000, or 43.9% of net revenues, compared to $6,777,000, or 40.4% of net revenues, for
the quarter one year ago.   The improvement in gross margins is attributable
to favorable a product mix and product cost reductions.   For the nine months
ended December 31, 1997, gross profit was $21,669,000, or 42.0% of net revenues, compared to $20,847,000, or 42.2% of net revenues, for the same period one year ago.

Research and development expenses for the third quarter ended December 31, 1997 totaled $715,000, or 4.1% of revenues, compared to $928,000, or 5.5% of revenues, in the third quarter one year ago. For the nine months ended December 31, 1997, expenses totaled $2,046,000, or 4.0% of sales, compared to $2,582,000, or 5.2% of sales, for the same period one year ago. The decrease in spending is attributable to transitioning our research and development efforts from products discontinued in our fiscal 1997 fourth quarter to new areas. The Company intends to continue investing a substantial amount of funds in new product development.

Selling, general and administrative expenses for the third quarter ended December 31, 1997 were $4,838,000, or 27.7% of revenues, compared to $4,374,000, or 26.1% of revenues, in the third quarter one year ago. For the nine months ended December 31, 1997, selling, general and administrative expenses totaled $14,045,000, or 27.3% of revenues, compared to $12,781,000, or

25.9% of revenues, for the same period one year ago. Selling, general and administrative expenses increased due to spending to support the Biocor-TM-200 Oxygenator launch.

The Company's effective income tax rates for the third quarter and nine months ended December 31, 1997 were 33.0% and 33.3% of revenues, respectively, compared to 48.8% and 45.5% of revenues, respectively, for the same periods one year ago. The tax provision for the quarter and nine months year to date reflect a benefit for operating loss carryforwards in our European subsidiary which lowers the Company's effective tax rate.

The Company reported net earnings of $1,199,000 for the third quarter ended December 31, 1997, or 6.9% of sales, compared to earnings of $661,000, or 3.9% of sales, in the third quarter one year ago. The increase in net earnings for the quarter is primarily attributable to improved gross margins combined with the lower effective tax rate. For the nine months ended December 31, 1997, earnings were $3,292,000, or 6.4% of sales, compared to earnings of $2,733,000, or 5.5% of sales, for the same period one year ago. The increase in net earnings for the nine months ended December 31, 1997, are primarily attributable to the lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1,500,000 and $6,403,000 of cash and cash equivalents for the quarter and nine months ended December 31, 1997. At December 31, 1997, the Company had $5,389,000 of cash, cash equivalents and marketable securities, an increase of $1,767,000 from the balance at March 31, 1997.

Working capital at December 31, 1997 was $23,707,000 compared to $19,237,000 at March 31, 1997. The Company's current ratio at December 31, 1997 was 3.8:1 compared to 2.8:1 at March 31, 1997. The company invested in $907,000 of capital equipment during the nine months ending December 31, 1997.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MINNTECH CORPORATION

DATE:     February 14 , 1998

                                       /s/ Jules Fisher
                                       -----------------------------------
                                       Jules Fisher
                                       Vice President and Chief
                                       Financial Officer
                                       (Duly authorized officer)
                                       (Principal financial officer)