Form 10-K
period 1998-03-31
MINNTECH CORP
filed 1998-06-29
CIK 724969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                      FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended MARCH 31, 1998 or

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

                     COMMON STOCK, PAR VALUE $.05 PER SHARE

--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X       No
                                              ---------     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     / /


As of May 28, 1998, 6,785,261 shares of Common Stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing transaction price on such date as reported on the NASDAQ National Market System) held by non-affiliates of the registrant was approximately $92,025,102.

--------------------------------------------------------------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference       10-K Part and Item Where Incorporated
-----------------------------------       --------------------------------------
1.   Certain portions of the               Part III: Items 10, 11, 12 and 13
     Definitive Proxy Statement for
     The Annual Meeting of Shareholders
     of the Registrant
     To be held August 26, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FORWARD-LOOKING STATEMENTS


     The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Forward Looking Statements" in Item 7 and "Risk Factors" on pages 15 - 19 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.


                                       PART I

ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF THE BUSINESS
     Minntech Corporation (the "Company") was incorporated on January 30, 1974, under the laws of Minnesota. The Company is engaged in the development, manufacture, and marketing of medical supplies and devices; sterilants; and industrial filtration and separation products. The Company's products are used primarily in kidney dialysis and in open-heart surgery. The trade name of Renal Systems is used for products sold in the dialysis market, the trade name of Minntech is used for products sold in the cardiosurgery market. The trade name of Fibercor is used for industrial filtration and separation products marketed to the pharmaceutical, medical, and biotechnology industries. The Company has core technologies in electronics, fibers, plastics, and chemical solutions, all of which were internally developed.

INDUSTRY SEGMENTS
     Through March 31, 1998, the Company has been primarily engaged in a single industry segment -- medical devices and supplies. The Company also markets filtration devices and disinfectants for industrial filtration and separation applications.

PRODUCTS
     The Company has four interrelated product groups:

         -    Dialysis Supplies and Devices

         -    Reprocessing Products

         -    Cardiosurgery Products

         -    Industrial Filtration and Separation Products

DIALYSIS SUPPLIES AND DEVICES
     The Company manufactures supplies, concentrates, and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease ("ESRD"). These dialysis products accounted for approximately 31 percent of the Company's sales in fiscal 1998, 32 percent of sales in fiscal 1997, and 29 percent of sales in fiscal 1996.

     According to the United States Renal Data Service, over approximately 220,000 Americans suffering from ESRD underwent life-sustaining hemodialysis treatments in 1996. These treatments are typically administered three times a week and require approximately three gallons of dialysis concentrate each.

     CONCENTRATES
     The Company's main dialysis supply product is a line of concentrates used by kidney centers to prepare dialysate, a chemical solution used to draw waste products out of the blood during hemodialysis treatments. The Company believes it provides the industry's most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines. Concentrate products accounted for over 86 percent of all dialysis supply and device product sales in fiscal 1998.

     ELECTRONICS
     The Company's major dialysis electronic products are the Sonalarm-Registered Trademark- Foam Detector, a device that detects air emboli, or bubbles, in blood during hemodialysis, and the Minipump-TM- Hemodialysis Blood Pump, which circulates blood during hemodialysis. The Sonalarm-Registered Trademark- and the Minipump-TM- are sold to end-users and in component form to other manufacturers of blood processing equipment.

     OTHER
     In March 1997, the Company discontinued the Primus-Registered Trademark-dialyzer line (artificial kidney), taking a one-time restructuring charge to write off all of the assets employed in the dialyzer business.

REPROCESSING PRODUCTS
     The Company manufactures electronic equipment and sterilant products for reprocessing -- the cleaning and disinfection of medical devices for subsequent reuse. Its current product line includes products for both dialyzer and
endoscope reprocessing.   Combined reprocessing product sales accounted for
approximately 45.2 percent of sales in fiscal 1998, 38.2 percent of sales in fiscal 1997, and 34.3 percent of sales in 1996.

     DIALYZER REPROCESSING
     The Company's dialyzer reprocessing products include the Renatron-Registered Trademark- II Automated Dialyzer Reprocessing System and Renalin-Registered Trademark- Cold Sterilant, a peracetic acid solution that replaces formaldehyde, glutaraldehyde, and bleach in dialyzer reprocessing. Actril-Registered Trademark- Cold Sterilant, a surface disinfectant, is also part of the dialyzer reprocessing product line.

     The Renatron-Registered Trademark- reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing, and testing dialyzers for multiple use. The Renatron-Registered Trademark- II, the most current version of the product introduced in 1990, includes a bar code reader, computer, and Renalog-Registered Trademark- software system that provides dialysis centers with automated record keeping and data analysis capabilities. The Company believes its Renatron-Registered Trademark- system is faster, easier to use, and more efficient than competitive automated systems. The Company also believes that the Renatron-Registered Trademark- system is one of the top selling automated dialyzer reprocessing systems in the world. At March 31, 1998, the Company had an installed customer base of more than 3,500 Renatron-Registered Trademark- stations.

     Renalin-Registered Trademark- Cold Sterilant has been used in over 75 million dialyzer reprocessing treatments since the product was first introduced in 1985. The product's proprietary peracetic acid-based formula effectively cleans, disinfects, and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin-Registered Trademark- is the leading dialyzer reprocessing solution in the United States.

     In response to government-mandated cost containment measures, many United States dialysis centers in the late 1970s began disinfecting and reusing dialyzers (artificial kidneys) instead of discarding them after a single use. Data released by the Centers for Disease Control ("CDC") indicate that, as of 1996, 81 percent of all dialysis centers in the United States reuse dialyzers. Between 1983 and 1996, the percentage of these facilities using Renalin-Registered Trademark- for dialyzer reprocessing grew from 5 to 54 percent. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers. The CDC also reported that 61 percent of centers practicing reuse used an automated system to reprocess their dialyzers.

     Unlike the United States market, dialyzer reuse is in the formative stages in Europe. The Company has increased reprocessing product sales in Europe by employing direct salespersons in major dialysis markets and promoting the advantages of reuse. The Company estimates that approximately 73 percent of the worldwide ESRD patients are outside of the United States.

     Dialyzer reprocessing sales accounted for 42.1 percent of Company sales in fiscal 1998.

     ENDOSCOPE REPROCESSING
     In February 1998, the Company entered into a distribution and marketing agreement with Advanced Sterilization Products ("ASP"), a division of Ethicon (a Johnson & Johnson company), to sell the Company's automated endoscope reprocessor (formerly the AER-TM- Plus) and endoscope reprocessing sterilant/disinfectant product (formerly Peract-Registered Trademark- 20). The peracetic acid-based liquid sterilant/disinfectant received 510(k) market clearance in October 1997, and will be called CIDEX-Registered Trademark- PA under the terms of the new agreement (CIDEX-Registered Trademark- PA is a registered trademark of ASP). The multi-year alliance also calls for ASP to meet certain minimum purchase agreements of the endoscope reprocessor and sterilant/disinfectant. Both products will continue to be manufactured at the Company's production facility in Minneapolis, Minnesota. The Company also entered into a multi-year joint development deal with ASP in April 1998 to develop a next generation endoscope reprocessor and sterilant. See "Research and Product Development".

     The Company's endoscope reprocessing product line was originally purchased from Bard Interventional Products, a division of C.R. Bard Inc. ("Bard"), in September 1994. Through February 1998, the products were sold under the Company's trade name of Unitrol-TM-.

     Over 10 million gastrointestinal endoscopy procedures are performed annually in the United States. Unlike disposable medical devices, which are discarded after a patient procedure, the endoscopes used in these procedures may be used on hundreds of patients a year before being retired from use. These multi-channel scopes have numerous joints and crevices that can easily become clogged with blood, tissue, or other biological material. The risk of transmitting infection from patient to patient can be high if a thorough and reliable disinfection procedure is not performed after each procedure. The Company's automated endoscope reprocessor provides consistent high-level endoscope disinfection. The self-contained system also helps safeguard reprocessing staff by containing any disinfectant fumes.

     The most widely-used sterilant used for endoscope reprocessing, glutaraldehyde, emits fumes that can irritate the skin and respiratory system. Published studies have reported severe physical reactions to glutaraldehyde fumes, including skin irritation and inflammation, burning eyes, headaches, and respiratory distress during medical device reprocessing procedures. The Company's peracetic acid sterilant/disinfectant emits no noxious fumes and is biodegradable to safeguard healthcare workers and the environment.

     Endoscope reprocessing product sales accounted for approximately 3.1 percent of Company sales in fiscal 1998.

     OTHER
     In March 1997, in an effort to reduce expenses and focus resources on profitable product areas, the Company discontinued the Cathetron-Registered
Trademark- system and CATHx-Registered Trademark- sterilant.   The
Cathetron-Registered Trademark- system, along with its companion cold sterilant CATHx-Registered Trademark-, was an automated system for cleaning and sterilizing cardiovascular catheters for subsequent reuse.

CARDIOSURGERY PRODUCTS
     The Company manufactures three hollow fiber devices for use in cardiosurgery -- oxygenators, hemoconcentrators, and hemofilters. These cardiosurgery products accounted for approximately 19.9 percent of the Company's sales in fiscal 1998, 25.7 percent of sales in fiscal 1997, and 34.4 percent of sales in fiscal 1996.

     OXYGENATORS
     The Company has manufactured membrane oxygenators based on its proprietary hollow fiber technology since 1987. To date, the Company's oxygenators have been used in over 700,000 open-heart procedures worldwide.

     An oxygenator is used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to replace the function of the lungs during open-heart surgery. The patient's blood is circulated through the device, which removes the carbon dioxide in the blood and exchanges it for oxygen.
There are an estimated 900,000 open-heart procedures performed annually worldwide.

     The Biocor-TM- 200 High Performance Oxygenator received 510(k) clearance on March 7, 1997, and was launched in the United States market in April, 1997. The product has been available in Europe since November 1995. The Biocor-TM-incorporates the Company's proprietary weaving technology and offers improved performance over its first-generation oxygenator. The compact design and reduced surface area of the device results in a low priming volume -- a feature that shortens set-up time for the perfusionist and can reduce the need for donor blood. The Biocor-TM- also features a highly biocompatible plastic heat exchanger, a high gas transfer rate, and a low blood-side pressure drop. The Company believes that the consistent high performance characteristics of the device are equal or superior to competing products.

     From 1987 to March 31, 1997, the Company manufactured its first generation oxygenator for exclusive worldwide distribution pursuant to an agreement with Bard, under which Bard had exclusive distribution rights through March 31, 1997, and nonexclusive rights thereafter. Under its agreement with the Company, Bard was restricted from selling any other oxygenator until January 1, 1997. In fiscal 1993, the largest purchase year of the agreement, the first-generation oxygenator represented 35.3 percent of total sales for the Company. In fiscal 1996, the oxygenators represented 20.5 percent of total sales, and in fiscal 1997, they represented 10.9 percent of total sales. The Company did not receive significant orders from Bard in fiscal 1998. Since March 31, 1997, this first generation oxygenator has been available directly from the Company under the trade name Minntech-TM- 400.

     HEMOCONCENTRATORS
     In May 1998, the Company received 510(k) market clearance for the HPH Mini-TM-, a hemoconcentrator designed specifically for pediatric and neonatal patients. Since 1985, the Company has manufactured and marketed a complete line of hemoconcentrators. The Hemocor HPH-Registered Trademark- hemoconcentrator line, the Company's current third-generation product, succeeded the Hemocor Plus-Registered Trademark- second-generation hemoconcentrator line in February 1994.

     A hemoconcentrator is used by a perfusionist to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery. Because the entire blood volume of the patient passes through the hemoconcentrator device during an open-heart procedure, the biocompatibility of the blood-contact components of the device is critical. The entire line of Hemocor HPH-Registered Trademark- high performance hemoconcentrator products contains the Company's proprietary polysulfone fiber. The Hemocor HPH-Registered Trademark- line also features a unique "no-rinse" design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during the open-heart procedure.

     The Company estimates that hemoconcentration is currently used in up to 30 percent of the estimated 440,000 open-heart procedures performed annually in the United States, and to a lesser extent internationally. Such procedures require up to 140,000 hemoconcentrator devices each year worldwide. At March 31, 1998, the Company believed it held a 70 percent share of the United States hemoconcentrator market. The Company is currently exploring new clinical applications for its hemoconcentrator products that it believes could increase the total market size for the product.

     HEMOFILTERS
     In October 1997, the Company entered into a marketing and distribution agreement with Baxter Healthcare Corporation (a subsidiary of Baxter International, Inc.) to sell the Company's entire line of Renaflo-Registered Trademark- II and Minifilter Plus-TM- hemofilter products in all world markets except Japan and China.

     The Renaflo-Registered Trademark- hemofilter, introduced in fiscal 1985, is a device that performs hemofiltration, a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes plasma water, waste products, and toxins from the circulating blood of patients while conserving the cellular and protein content of the blood. The Company's hemofilter line features no-rinse, polysulfone fiber that requires minimal set up time for the healthcare professional and is highly biocompatible for patient comfort. The hemofilter is available in four different sizes to meet the clinical needs of neonates through adults.

     In April 1995, the Company completed the acquisition of the hemoconcentrator, hemofilter, and dialysate filter product lines from Amicon Ireland Ltd., an indirect subsidiary of W.R. Grace & Co. ("Amicon"). The Company began manufacturing the hemoconcentrator and hemofilter products in its Minneapolis facility in the first quarter of fiscal 1997.

INDUSTRIAL FILTRATION AND SEPARATION PRODUCTS
     The Company's industrial filtration and separation division, Fibercor, manufactures hollow fiber filters and disinfectants for high-purity water systems in the pharmaceutical, medical, and biotechnology industries. The Company's filtration and separation products are currently sold primarily in the United States. However, the Company began the establishment of a European distribution network in fiscal 1998 in order to capture a larger share of the estimated $1.5 billion worldwide microfiltration market. Through March 31, 1998, industrial filtration and separation products accounted for 4.3 percent of the Company's sales in fiscal 1998, 3.6 percent of sales in fiscal 1997, and 2.5 percent of sales in fiscal 1996. The Company intends to grow this portion of the business through selected acquisitions.

     FILTER PRODUCTS
     The Company developed a new line of high performance capsule filters in late fiscal 1998. The FiberFlo-Registered Trademark- Hollow Fiber Capsule Filter line, which made its market debut in April 1998, is based on the Company's polysulfone FiberFlo-Registered Trademark- HF cartridge filter product line. Capsule filters are used in laboratory and pharmaceutical manufacturing environments to filter spores, bacteria, and pyrogens from water and gas. FiberFlo-Registered Trademark- capsule filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo-Registered Trademark- capsule filters and cartridge filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

     FiberFlo-Registered Trademark- cartridge filters are used in high-purity industrial water systems to filter spores, bacteria, and pyrogens from water. They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the American Association of Medical Instrumentation. The cartridge filters feature similar large surface area and fine filtration advantages to the Company's capsule filter line.

     DISINFECTANTS
     The Company's Minncare-Registered Trademark- Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems. Minncare-Registered Trademark- is based on the Company's proprietary peracetic acid sterilant technology, and is engineered to clean and disinfect reverse
osmosis membranes and water distribution systems.   The Company has private
label agreements for both Minncare-Registered Trademark- and Actril-Registered Trademark- sterilants with several manufacturers of filtration and separation products.

MARKETS AND DISTRIBUTION
     The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through a direct sales force and through distributors. At March 31, 1998, the Company employed a total of seven dialysis sales representatives in the United States, two cardiosurgery sales representatives, and three water filtration sales representatives. In addition, a customer service staff and a technical services department support field activity. The Company also operates its own trucks to expedite delivery of certain products and minimize shipping costs.

     The Company's headquarters for its European operations in the Netherlands, Minntech B.V., employed a total of 18 people in Europe at March 31, 1998. This wholly-owned subsidiary has been the base for the Company's European dialysis, reprocessing, and cardiosurgery sales operations since 1995. The Company established direct sales operations in Europe in 1991. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. In fiscal 1998, the Company created a full-time position dedicated to establishing a European sales distribution network for industrial filtration and separation products.

     The Company's dialysis marketing programs are directed at nephrologists (doctors who specialize in treating kidney disease), nurses, hospital and clinic administrators, and others who influence purchasing decisions. Cardiosurgery marketing programs are directed at perfusionists and cardiovascular surgeons. Industrial filtration and separation marketing programs are directed at distributors and large OEMs. Endoscope reprocessing marketing programs are directed at gastroenterology nurses and physicians, infection control and central sterile processing personnel, and hospital and clinic administrators. The Company supports its field organization and network of distributors through advertising, distribution of sales materials, publication of articles in medical journals, sponsorship of technical and clinical workshops, and attendance at medical conferences and trade shows.

SOURCES AND AVAILABILITY OF MATERIALS
     The Company has multiple sources of supply for use in its manufacturing operations with the exception of oxygenator fiber. In addition, the Company constructs many of its injection molds and also molds and extrudes many of its component plastic parts.

PATENTS AND TRADEMARKS
     The Company holds rights under 146 patents worldwide (including 42 U.S. patents) covering its products or components thereof. At March 31, 1998, the Company also had a total of 74 pending patent applications in the United States and in foreign countries. The Company also holds rights under 225 trademark registrations worldwide and has 64 trademark applications pending.

     The Company believes that patent protection is a significant factor in maintaining its market position, but the rapid changes of technology in kidney dialysis therapy, cardiosurgery, and the other areas in which the Company competes may limit the value of the Company's existing patents.

     While patents have a presumption of validity under the law, the issuance of a patent is not conclusive as to its validity or the enforceable scope of its claims. Accordingly, there can be no assurance that the Company's existing patents will afford protection against competitors with similar inventions, nor can there be any assurance that the Company's patents will not be infringed. Competitors may also obtain patents that the Company would need to license or design around. These factors also tend to limit the value of the Company's existing patents. Consequently, in certain instances, the Company may consider trade secret protection to be a more effective method of maintaining its proprietary positions.

SEASONALITY OF THE BUSINESS
     The Company's business is not seasonal.

WORKING CAPITAL AND BACKLOG
     The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within 30 days of receipt. The Company had approximately $85,000 of order backlogs as of March 31, 1998.

SIGNIFICANT CUSTOMERS
     The Company's five largest customers accounted for approximately 24.9 percent of total sales in 1998, and 29.0 percent in 1997. Sales of oxygenators to Bard accounted for approximately less than one percent of total sales in 1998, 10.9 percent in fiscal 1997, and 20.5 percent in fiscal 1996. The Bard contract expired June 30, 1997.

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS
     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITION
     DIALYSIS
     The Company's dialysis and dialyzer reprocessing products are sold in a highly competitive market, and the Company competes with many other firms. The dialysis market is dominated by a few firms, including Baxter Healthcare division of Baxter International Inc., Gambro (part of the Gambro Group, a wholly-owned subsidiary of Incentive AB), and Fresenius Medical Care AG. These firms have substantially greater financial and personnel resources than the Company and most of them produce and sell a more comprehensive line of dialysis equipment and supplies. The Company also faces competition from other international companies and several smaller companies that carry a limited line of products.

     There is a growing trend in the dialysis industry whereby manufacturers of supplies are acquiring chains of dialysis treatment centers. These manufacturers have a built-in customer base for their products. However, the Company views its manufacturer-only status as a competitive market advantage. The Company believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis services and are, in effect, their competitors.

     CARDIOSURGERY
     The Company's major competitors in the oxygenator market are Bard, Medtronic, Inc., Cobe Cardiovascular Inc. (a subsidiary of Gambro Group), the Bentley Division of Baxter Healthcare Corporation., Sorin Biomedical, Inc., Terumo Medical Corporation, Avecor Cardiovascular, Inc., and SARNS, Inc. (a subsidiary of 3M Company). The major competitors in the hemoconcentrator market are Cobe Cardiovascular, Terumo Medical Corporation, and Baxter Healthcare Corporation.

     The cardiosurgery supply business has also experienced some consolidation over the past several years. Since 1995, one of the largest manufacturers of cardiosurgery devices has purchased several large contract groups that provide perfusion services to hospitals. This development may have a future impact on sales of cardiosurgery products to the perfusionists employed by this competitor, and the hospitals they contract with. In addition, the development of new surgical technologies such as minimally-invasive cardiosurgery that may not require current perfusion components such as oxygenators or hemoconcentrators could impact future sales of these products.

     INDUSTRIAL FILTRATION AND SEPARATION
     Major competitors in the industry include Pall Corporation, Millipore Corporation, Sartorius AG, Cuno, Inc., Corning, Inc., and Osmonics, Inc. There are a number of different mediums currently used in the manufacture of microfilters that compete with the Company's polysulfone filbers (e.g., PTFE, cellulose, polypropylene, nylon, PVDF).

MARKET CONDITIONS
     The health care industry in the United States operates under cost containment pressures imposed by the federal government, employers, and health insurance carriers. One major influence is the Medicare Prospective Payment System, implemented in 1983, which provides for fixed payments to hospitals for care of Medicare patients based on diagnosis rather than actual hospital charges (the DRG system). In addition, the Company's end-user customers for its dialysis and reprocessing products are subject to fixed payments per treatment under separate Medicare regulations which have been in place for 25 years.

     Health care providers, in general, have responded by shortening hospital stays through quicker clinical diagnoses and by employing less invasive medical procedures and more efficient therapies. In addition, hospitals and other health care providers have sought to lower their costs by reducing their purchased supplies costs and by improving their utilization of facilities and equipment. Dialysis centers, in particular, have also responded by reprocessing and reusing dialyzers and by shortening treatment times.

     Under the current cost containment environment, the competitive factors in the medical markets served by the Company are such that cost reduction is a prime consideration. While this may adversely affect some of the Company's supply products, cost containment pressures may be a positive factor for certain Company products, such as dialyzer reprocessing products and the Renapak-Registered Trademark- Concentrate Manufacturing System.

RESEARCH AND PRODUCT DEVELOPMENT
     The Company strives to design and develop technologically advanced products that are customer driven, cost effective, and, in the case of its medical products, improve the quality of patient care. The Company emphasizes product development rather than basic research. The ability of the Company to compete effectively depends upon its ability to anticipate changing market needs and successfully develop products to meet those needs.

     In April 1998, the Company entered into second agreement with Advanced Sterilization Products for the development of a next-generation automatic endoscope reprocessing machine and chemical sterilant. This multi-year joint development and licensing agreement calls for a $1.5 million licensing fee to be paid to the Company upon the completion of certain milestone events. Under the agreement, the Company will have the exclusive right to manufacture the reprocessing system and sterilant, and ASP will have worldwide marketing rights for the products.

     The Company's other current research and development efforts are directed toward dialyzer reprocessing applications, blood filtration and oxygenation technologies, sterilant/disinfectant applications, and industrial filtration and separation technologies.

     As of March 31, 1998, 27 of the Company's employees were engaged in research and development. In addition to its own research activities, the Company, from time to time, obtains experimental and clinical research from outside investigators, consultants, and institutions.

     Over the past three years the Company has expended a total of $9.4 million in research and development as follows: fiscal 1998 - $2.9 million; fiscal 1997
- $3.4 million; and fiscal 1996 - $3.1 million. Such costs represented 4.1 percent, 5.2 percent, and 4.8 percent of revenues, respectively, in each period.

GOVERNMENT REGULATION
     The medical products manufactured and marketed by the Company are subject to the Federal Food, Drug and Cosmetic Act and the Medical Device Amendments of 1976 (collectively, the "FDCA"). These laws give the United States Food and Drug Administration ("FDA") extensive regulatory authority over medical products developed, manufactured or marketed by the Company in the United States. The FDCA requires the Company to register with the FDA, provide updated device listings and submit a premarket notification to FDA when (i) a device is being introduced into the market for the first time; (ii) the manufacturer makes a significant change or modification to an already marketed device that could affect safety or effectiveness; or (iii) there is a major change or modification in the intended use of the device. The FDCA also requires that the Company submit a premarket approval application for devices that are life supporting or sustaining, or present a potential unreasonable risk of injury or illness. In addition, the FDCA subjects the Company to Quality System Regulations ("QSR") under which the FDA conducts periodic inspections to verify compliance. Further, the QSR's impose certain requirements regarding manufacturing procedures, distribution, advertising, labeling, and record keeping. The FDA also has the power to order suspension of manufacturing or marketing or to recall products that are not in compliance with law.

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

     Certain products of the Company are also subject to registration with the Environmental Protection Agency ("EPA"). The registration process generally entails the collection and submission of data to support the products' label claims. Considerable time and cost may be involved with the collection of data to support these submissions, and there are no assurances that the necessary EPA approvals will be granted for the Company's new products.

     Compliance with federal, state, and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, do not have a material adverse effect upon the capital expenditures, earnings, and competitive position of the Company.

EMPLOYEES
     As of March 31, 1998, the Company employed 378 full-time and 8 part-time employees, including 243 persons in manufacturing operations. An additional 34 people were contracted as temporary labor. None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

GEOGRAPHIC AREA INFORMATION
     The major foreign markets for the Company's products are Europe and the Pacific Rim. Sales outside the United States for the years ended March 31, 1998, 1997 and 1996 were approximately $14.6 million, $12.2 million and $10.5 million, respectively. Sales outside the United States accounted for approximately 21.0 percent, 18.5 percent, and 16.1 percent of total sales, respectively, in each period.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The executive officers of the Company, their ages, and the year they became executive officers are listed below:

---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
                                                                                                  FIRST ELECTED
            NAME                              POSITION WITH COMPANY                      AGE        AS OFFICER
---------------------------------------------------------------------------------------------------------------
Thomas J. McGoldrick        President and  Chief Executive Officer                        57           1985
Daniel H. Schyma            Vice President--Sales and Marketing                           56           1992
Richard P. Goldhaber        Vice President--Research and Development                      54           1993
Barbara A. Wrigley          Vice President, General Counsel and Secretary                 47           1994
Robert W. Johnson           Vice President--Regulatory Affairs and Quality Assurance      42           1994
Paul E. Helms               Senior Vice President--Operations                             52           1996
Jules L. Fisher             Vice President and Chief Financial Officer                    44           1996
---------------------------------------------------------------------------------------------------------------


     Executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

     Mr. McGoldrick served as Vice President Corporate Development from March 1985 to June 1995, as Executive Vice President from June 1995 through March 1997, and as President and Chief Executive Officer from March 1998 to date.

     Mr. Schyma served as Vice President Cardiopulmonary from January 1992 to June 1994, as Vice President International from June 1994 through March 1997, and as Vice President Sales and Marketing from March 1997 to date.

     Ms. Wrigley served as Intellectual Property Counsel from September 1991 to August 1993, as General Counsel from August 1993 to March 1994, and as Vice President General Counsel and Secretary from March 1994 to date.

     Mr. Goldhaber joined the Company in November 1993 as Vice President Research and Development, having previously been employed by Baxter Healthcare Corporation from 1965 to 1993 in various manufacturing and engineering capacities, including Vice President, New Product Development for Baxter's European operations.

     Mr. Johnson served as Director, Quality Assurance from August 1992 through April 1994, as Vice President Quality Assurance from April 1994 to March 1997, and as Vice President Regulatory Affairs and Quality Assurance from March 1997 to date.

     Mr. Helms joined the Company in August 1996 as Senior Vice President Operations, having previously been employed by Cabot Medical Corporation from 1988 to 1991 as Vice President of Manufacturing, and from 1991 to 1996 as Vice President of Operations.

     Mr. Fisher joined the Company in November 1996 as Vice President and Chief Financial Officer, having previously been employed by U.S. Surgical Corporation as Director, Operations Accounting from 1991 to 1996. From 1987 to 1991, Mr. Fisher served in various financial positions for the Pharmaceutical Group of Bristol-Myers Squibb Company.

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

     The Company also owns two parcels of undeveloped land adjacent to these facilities comprising a total of 7.8 acres and plans to sell the largest parcel which is 5.5 acres in fiscal 1999.

     EUROPE
     The Company owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. Occupancy commenced in April 1995. The facility serves as the Company's European headquarters and is being used as a sales office and warehouse. In fiscal 1998 the Company also began manufacturing activities at the Heerlen location.

     The Company believes its facilities are in good condition, being utilized for their intended purposes, and have sufficient capacity to meet its reasonably anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS
     The Company is not aware of any pending or threatened legal proceedings which it regards as likely to have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS
The Company's common stock is traded on the NASDAQ National Market System under the symbol "MNTX". The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

--------------------------------------------------------------------------------
YEARS ENDED MARCH 31               1998                     1997
--------------------------------------------------------------------------------
Fiscal Quarter Prices      High          Low         High         Low
First Quarter            $   12.875   $    9.000   $   21.500   $   10.000

Second Quarter           $   12.250   $   10.250   $   15.000   $    9.500

Third Quarter            $   13.250   $   11.000   $   13.750   $   10.375

Fourth Quarter           $   14.250   $   11.938   $   12.125   $    9.625

     As of June 20, 1998, the Company had approximately 465 shareholders of record.

     The Company paid annual cash dividends of $0.10 per share on its Common Stock in September 1996 and September 1997. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA
    (in thousands of dollars except per share amounts)


------------------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31                                   1998        1997        1996        1995        1994       1993
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA
Net sales - product                                  $69,381     $65,907     $64,769     $55,883     $47,488     $44,017
Contract revenues                                        -           -           -           300         300         300
                                                   ---------   ---------    --------   ---------   ---------   ---------
Total revenues                                        69,381      65,907      64,769      56,183      47,788      44,317
Cost of product sales                                 39,818      38,493      38,107      31,775      26,620      24,800
Research and development expenses                      2,862       3,424       3,123       3,133       2,893       2,405
Selling, general and administrative expenses          19,154      17,404      15,320      11,940      10,053       9,553
Amortization of intangibles                              752         856         763         358         198         141
Restructuring and other unusual items                    -         9,569         936         -           -           -
                                                   ---------   ---------    --------   ---------   ---------   ---------
Earnings (loss) from operations                        6,795      (3,839)      6,520       8,977       8,024       7,418
Other income (expense), net                               33        (499)         42         237         (44)        115
                                                   ---------   ---------    --------   ---------   ---------   ---------
Earnings (loss) before income taxes                    6,828      (4,338)      6,562       9,214       7,980       7,533
Provision (benefit) for income taxes                   2,253        (700)      2,394       3,294       3,045       2,814
Minority interest                                       (110)       (266)       (140)        -           -           -
                                                   ---------   ---------    --------   ---------   ---------   ---------
Net earnings (loss)                                  $ 4,685    $ (3,372)    $ 4,308     $ 5,920     $ 4,935     $ 4,719
                                                   ---------   ---------    --------   ---------   ---------   ---------
                                                   ---------   ---------    --------   ---------   ---------   ---------

Basic earnings per share                             $  0.69      ($0.50)      $0.66       $0.95       $0.81       $0.79
Basic weighted average common shares                   6,746       6,722       6,513       6,235       6,094       5,957

BALANCE SHEET DATA
Cash, cash equivalents and                           $ 7,236     $ 3,622     $ 5,219     $ 4,487     $ 7,699     $ 6,250
  marketable securities
Working capital                                       26,080      20,104      22,128      18,106      17,875      13,653
Property and equipment, net                           14,191      15,647      17,323      15,632      12,900      12,039
Total assets                                          51,550      48,594      50,047      41,274      36,030      31,352
Long term debt                                           -           -           -           -         1,906       1,943
Stockholders' equity                                  41,833      37,435      41,210      35,052      28,704      23,067
Book value per common shares                           $6.20       $5.61       $6.21       $5.49       $4.66       $3.80

GENERAL DATA AND RATIOS
Current ratio                                            4.1         3.0         4.2         4.6         5.4         3.7
Gross margin on net product sales                       42.6%       41.6%       41.2%       43.1%       43.9%       43.7%
Net earnings (loss) as a % of  revenues                  6.8%       (5.1%)       6.7%       10.5%       10.3%       10.6%
Return on average stockholders' equity                  11.8%       (8.6%)      11.3%       18.6%       19.1%       22.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
     REVENUES
     Revenues in fiscal year 1998 increased by $3.5 million, or 5.3 percent over fiscal 1997 revenues due primarily to increased unit volumes in dialysis and endoscopy reprocessing products. Sales of dialysis reprocessing products increased 20.2 percent and endoscopy products grew 133.0 percent for the year. Industrial filtration and separation revenues increased by 25.9 percent for the year.

     Revenues from cardiosurgery products declined 18.6 percent during fiscal 1998 from the prior year. Sales of the first generation oxygenator to Bard represented less than 1 percent of sales in fiscal 1998 compared to 10.9 percent in fiscal 1997. (The Company's oxygenator supply contract with Bard expired June
30, 1997.)   Total oxygenator sales, first generation and second generation
(Biocor-TM- 200 High Performance Oxygenator) combined, declined to 5.4 percent of Company sales in fiscal 1998 from 11.9 percent in fiscal 1997. Sales of hemoconcentrators and hemofilters increased 10.4 percent as a result of continued growth in unit volumes.

     In fiscal 1997 total revenues increased by $1.1 million, or 1.8 percent, compared to fiscal 1996. The increase was primarily attributable to unit volume growth in dialysis reprocessing products and dialysis supplies and devices. Cardiosurgery revenues in fiscal 1997 declined 23.9 percent from fiscal 1996 due to the phase out of the first generation oxygenator supply contract with Bard.

     Foreign exchange rate movements had an unfavorable year-to-year impact on international sales of $1.7 million in fiscal 1998 and $.6 million in fiscal 1997, respectively. Foreign exchange rate movements had a $.4 million favorable impact on international sales in fiscal 1996. Sales have grown at a compound annual rate of 7.5 percent over the last three years. The following table is a summary of sales and percent of total Company sales by product group over the last three fiscal years:

-----------------------------------------------------------------------------------------------------
YEAR ENDED MARCH 31
(IN THOUSANDS OF DOLLARS)           1998                    1997                    1996
-----------------------------------------------------------------------------------------------------
Dialysis supplies and devices    $21,247        30.6%    $21,391        32.5%    $18,648        28.8%

Reprocessing products             31,333        45.2%     25,175        38.2%     22,220        34.3%

Cardiosurgery products            13,801        19.9%     16,959        25.7%     22,298        34.4%

Water filtration products          3,000         4.3%      2,382         3.6%      1,603         2.5%
                                 --------------------------------------------------------------------

Total Company Sales              $69,381       100.0%    $65,907       100.0%    $64,769       100.0%
                                 -------       -----     -------       -----     -------       -----
                                 -------       -----     -------       -----     -------       -----


     GROSS MARGIN AND OPERATING EXPENSES
     Following is a summary of gross margins and key operating expenses as a percentage of sales:

--------------------------------------------------------------------------------
YEAR ENDED MARCH 31
(IN THOUSANDS OF DOLLARS)                1998           1997           1996
--------------------------------------------------------------------------------
Cost of product sales                    57.4%          58.4%          58.8%
Gross margin                             42.6           41.6           41.2
Research and development                  4.1            5.2            4.8
Selling, general, and administrative     27.6           26.4           23.7

     Gross margin as a percentage of sales increased in fiscal 1998 to 42.6 percent compared to 41.6 percent in fiscal 1997. The increase in gross margin in fiscal 1998 is attributable to favorable product mix combined with product cost reductions. In fiscal 1997, gross margin as a percentage of product sales increased to 41.6 percent compared to 41.2 percent in fiscal 1997. The increase in fiscal 1997 gross margin was due primarily to favorable product mix.

     Research and development expenses in fiscal 1998 were $2.9 million, or 4.1 percent of sales, compared to $3.4 million, or 5.2 percent of sales, in fiscal 1997, and $3.1 million, or 4.8 percent of sales, in fiscal 1996. The Company intends to continue investing a substantial portion of its sales revenue in new product development. The Company expects that total research and development expenses in fiscal 1999 will approximate 5.0 to 5.5 percent of sales.

     Selling, general, and administrative expenses as a percentage of total sales were 27.6 percent in fiscal 1998, compared to 26.4 percent in fiscal 1997, and 23.6 percent in fiscal 1996. The higher spending in fiscal 1998 was primarily to support the BIOCOR-TM- 200 IHS Oxygenator launch. Expenses increased in fiscal 1997 and fiscal 1996 due to expanded sales staff and marketing efforts in international markets. Additionally, expenses in the United States cardiosurgery business increased due to transitioning the oxygenator product line to direct distribution from an OEM supply structure under its supply contract with Bard.

     RESTRUCTURING AND UNUSUAL ITEMS
     The Company recorded pre-tax charges for restructuring and unusual items of $9.6 million in the fourth quarter of fiscal 1997. These charges reflect the discontinuation of the Primus-Registered Trademark- dialyzer and Cathetron-Registered Trademark- catheter reprocessing system combined with expenses associated with the departure of the Company's founder, Dr. Louis C. Cosentino, as Chairman, Chief Executive Officer, and President. Management determined that the dialyzer product line does not fit within the long-term strategy of the Company due to the competitive nature of the business and high sales volumes required to be profitable. Key aspects of the dialyzer related charges were fixed asset, inventory, and intellectual property write-downs to estimated net realizable values.

     Accrued liabilities at March 31, 1998 and 1997 include approximately $.6 million and $1.1 million, of restructuring reserves which relate primarily to remaining employee costs.

     INCOME TAXES
     The income tax expense for fiscal 1998 was approximately $2.2 million which is an effective tax rate of 33.0 percent, compared to an income tax benefit of $.7 million or an effective tax rate of 16.1 percent in fiscal 1997. In fiscal 1996, the Company's effective tax rate was 36.5 percent.

     The Company's tax provision in fiscal years 1998 and 1996 reflect a benefit for net operating losses in its European subsidiary. The fiscal 1997 tax expense does not recognize a benefit for these operating losses. The Company expects the effective tax rate for fiscal 1999 to be between 33.0 percent and
35.0 percent.

     NET EARNINGS
     The Company reported net earnings of $4.7 million, or $.69 per share (basic and diluted), compared to a net loss of $(3.4) million, or $(.50) per share (basic and diluted) in fiscal 1997. The net loss in fiscal 1997 was due to restructuring charges related primarily to the discontinuation of the Primus-Registered Trademark- dialyzer and Cathetron-Registered Trademark-catheter reprocessing system. Prior to the restructuring charge, the Company recorded net income of $3.0 million or $.44 per share, in fiscal 1997. The Company's fiscal 1998 net earnings reflect a 60.3 percent increase over fiscal 1997 excluding the restructuring charge.

     In fiscal 1996, the Company recorded net earnings of $4.3 million, or $.66 and .62 per basic and diluted shares, respectively.

     INFLATION
     Management believes inflation has not had a material effect on the Company's results of operations or on its financial condition.

     LIQUIDITY AND CAPITAL RESOURCES
     The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

(in thousands of dollars)
--------------------------------------------------------------------------------
MARCH 31                                               1998      1997      1996
--------------------------------------------------------------------------------
Cash, cash equivalents and marketable securities     $7,236    $3,622    $5,219
Working capital                                      26,080    20,104    22,128
Stockholders' equity                                 41,833    37,435    41,210
Cash flow from operations                             8,646       970     5,312
Cash dividends paid                                     674       667       652


     The increase in cash, working capital, current ratio, and cash flow from operations in fiscal 1998 is primarily attributable to the improvement in net earnings. The Company's current ratio at March 31, 1998 was 4.1 compared to 3.0 at March 31, 1997.

     A total of $1.3 million was expended for plant improvements and equipment in fiscal 1998, compared to $5.2 million and $4.3 million in fiscal 1997 and 1996, respectively. The Company plans to invest between $3.5 million and $4.0 million in capital equipment in fiscal 1999. During the first quarter of fiscal 1996, the Company acquired a group of hollow fiber product lines for $1.4 million in cash.

     During the past three years, proceeds from stock options exercised provided a total of $3.0 million in equity capital as follows: fiscal 1998 -- $.5 million; fiscal 1997 -- $.5 million; and fiscal 1996 -- $2.0 million.

     In April 1998, the company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. A payment of $1.0 million was made in April 1998 and future payments of $1.4 million will be made through April 2001. In the event that these exposures do not materialize, the Company will recover a portion of these premiums.

     The Company believes that its strong financial condition at March 31, 1998, along with anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs in fiscal 1999.

     YEAR 2000 COMPLIANCE
     The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs and products that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures. The Company has reviewed its critical information systems for year 2000 compliance and has initiated plans to correct any deficiencies in a timely manner. As a result of this review and action plan, the Company believes the cost of such corrective actions will not be material to the Company's operations or financial position.

     FOREIGN CURRENCY TRANSACTIONS
     Substantially all of the Company's United States-based export sales are invoiced and paid in United States dollars. The transactions of the Company's Netherlands-based subsidiary are invoiced and paid in several currencies, including Dutch guilders, German marks and United States dollars. The Company does not currently hedge its foreign currency transactions. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

     RISK FACTORS
     Certain statements made in this Annual Report on Form 10-K, are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

     COMPETITION; UNCERTAINTY OF TECHNOLOGICAL CHANGE. The markets in which the Company competes are highly competitive and are characterized by innovation and technological change. The Company currently competes in each area of the Company's business with a number of companies that have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing medical supplies and devices that are significantly greater than those of the Company. In addition, there are several companies developing new technologies that may reduce the demand for the Company's existing products, such as minimally invasive techniques in open-heart surgery, which may not require the use of oxygenators. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's products obsolete or noncompetitive. In addition, certain of the Company's competitors may achieve patent protection, regulatory approval or product commercialization that would limit the Company's ability to compete. The Company's inability to compete successfully could have a material adverse effect on its business, financial condition, and results of operations.

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

     DEPENDENCE ON DISTRIBUTOR SALES. Sales to distributors constitute a significant portion of the Company's business both in the U.S. and foreign markets. There can be no assurance that the Company will be able to maintain its relationship with distributors, or, if these relationships terminate, that new distributors will be found. The loss of a significant distributor could have a material adverse effect on the Company's business, financial condition, and results of operations if a new distributor (or other suitable sales organization) could not be found on a timely basis.

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

     CURRENCY RISK. Approximately 21 percent of the Company's business is transacted in foreign markets. Long-term changes or short-term fluctuations in currency exchange rates could have a material adverse effect on the Company's business, financial condition, and results of operations.

     DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's five largest customers in fiscal 1998 accounted for 24.9 percent of its total sales. The loss of one or more of these customers could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's oxygenator supply contract with Bard ended June 30, 1997. Although the Company plans to supplant the lost revenues from Bard under this contract with sales of its recently introduced Biocor-TM- 200 oxygenator, there can be no assurance that these plans will be realized.

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

     VOLATILITY OF GLOBAL MARKETS. The Company and its subsidiary operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, fluctuations of exchange rates, the need to comply with a wide variety of foreign and United States export laws, trade restrictions and the greater difficulty of administering business overseas. Although substantially all of the Company's direct international sales are denominated in United States dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by these factors and thus may adversely affect the operations and financial results of the Company.

     YEAR 2000 ISSUES. Certain of the Company's information systems and products may require updating to continue to function properly beyond 1999. The Company believes that adequate resources have been allocated for this purpose and does not expect to incur significant expenditures to address this issue. However, there can be no assurance that the Company will identify all Year 2000 compliance issues in its information systems and products in advance of their occurrence or that the Company will be able to remedy successfully any problems that are discovered. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition, and results of operations, In addition, the revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 compliance problems, which could cause fluctuations in the Company's revenue and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Financial Statements and Reports of Independent Certified Public Accountants are contained on pages 21 through 32 of this report.

     QUARTERLY FINANCIAL DATA
     Quarterly financial data has not been submitted because the Company has less than 800 shareholders of record.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

                                     PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required under this Item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 26, 1998, and is incorporated herein by reference.

     The information required under this item with respect to directors, executive officers and any persons who are beneficial owners of more than ten percent of any class of equity securities of the Company will be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 26, 1998, and is incorporated herein by reference.

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION
     The information required under this Item will be included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 26, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required under this Item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 26, 1998, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None

(THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK.)

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  DOCUMENTS FILED AS PART OF REPORT

1    Financial Statements
     The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:
        (i) Consolidated Balance Sheets for the years ended March 31, 1998 and 1997
       (ii) Consolidated Statements of Earnings three years ended March 31, 1998, 1997 and 1996
      (iii) Consolidated Statements of Stockholder's Equity three years ended March 31, 1998, 1997, and 1996
       (iv) Consolidated Statements of Cash Flows three years ended March 31, 1998, 1997 and 1996
        (v)    Notes to Consolidated Financial Statements
       (vi)    Report of Independent Certified Public Accountants

2    Schedules filed as part of this Form 10-K: none
     All schedules are omitted because they are not applicable to the Company or because the information required is included in the consolidated financial statements and notes thereto.
3    Exhibits included herein:
     3(a)   Articles of Incorporation, as amended(1)
     3(b)   Amendment of By-Laws in March 1986(2)
     3(c)   Restated By-Laws(2)
     4      Form of Specimen Common Stock Certificate(3)
     10(a)  1989 Stock Plan, as amended(4)*
     10(b)  Amendment to 1989 Stock Plan Effective February 25, 1998*
     10(c)  Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(4)*
     10(d)  Separation and Consulting Agreement with Dr. Louis C. Cosentino dated April 1, 1997(4)*
     10(e)  1990 Employee Stock Purchase Plan, as amended June 1, 1993(3)
     10(f) Supplemental Executive Retirement Plan effective April 1, 1996(5)* 10(g) Amendment to Supplemental Executive Retirement Plan effective April
            1, 1998*
     10(h)  Director Emeritus Consulting Plan(6), as amended(7)*
     23     Consent of Price Waterhouse LLP
     27     Financial Data Schedule
(b)  REPORTS ON FORM 8-K
     None


-----------------------
*Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-11278.
(2) Incorporated by reference to the specified exhibit filed as part of the Company's report on Form 8-K on March 12, 1986, File No. 0-11278.
(3) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.
(4) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.
(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.
(6) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.
(7) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.

                                MINNTECH CORPORATION
                             CONSOLIDATED BALANCE SHEET
                             (in thousands of dollars)

---------------------------------------------------------------------------------------------------------
MARCH 31                                                                             1998           1997
---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                       $ 6,805        $ 3,222
   Marketable securities                                                               431            400
   Accounts receivable, less allowance for
    doubtful accounts of $351 and $409                                              14,571         11,556
   Inventories                                                                      11,196         11,833
   Prepaid expenses and other current assets                                         1,623          2,972
                                                                                 ---------      ---------
        TOTAL CURRENT ASSETS                                                        34,626         29,983
                                                                                 ---------      ---------

PROPERTY AND EQUIPMENT, AT COST
   Land, buildings and improvements                                                  9,533          9,647
   Machinery and equipment                                                          19,911         19,809
   Office and sales equipment                                                        3,863          3,635
                                                                                 ---------      ---------
                                                                                    33,307         33,091
   Less accumulated depreciation                                                   (19,116)       (17,444)
                                                                                 ---------      ---------
     NET PROPERTY AND EQUIPMENT                                                     14,191         15,647

OTHER ASSETS
   Patent costs, net of accumulated amortization of $1,523 and $1,133                  780            711
   Goodwill net of accumulated amortization of $1,412 and $1,024                       888          1,328
   Other                                                                             1,065            925
                                                                                 ---------      ---------
TOTAL ASSETS                                                                       $51,550        $48,594
                                                                                 ---------      ---------
                                                                                 ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Term loan                                                                       $   225        $ 3,241
   Accounts payable                                                                  3,893          3,921
   Accrued compensation                                                              3,010          1,831
   Other accrued expenses                                                            1,109            886
   Income taxes payable                                                                309            -
                                                                                 ---------      ---------
      TOTAL CURRENT LIABILITIES                                                      8,546          9,879
                                                                                 ---------      ---------

DEFERRED INCOME TAXES                                                                  454            146
DEFERRED COMPENSATION                                                                  783          1,090
MINORITY INTEREST                                                                      (66)            44
                                                                                 ---------      ---------
STOCKHOLDERS' EQUITY
   Preferred stock - 5,000,000 shares authorized, none outstanding
   Common Stock - $.05 par value; 10,000,000 shares authorized 6,771,736
     and 6,675,713 shares issued and outstanding                                       339            334
   Additional paid-in-capital                                                       12,657         12,143
   Retained earnings                                                                28,837         24,958
                                                                                 ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                          41,833         37,435
                                                                                 ---------      ---------
                                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                   $51,550        $48,594
                                                                                 ---------      ---------
                                                                                 ---------      ---------

The accompanying notes are an integral part of these statements.

                                MINNTECH CORPORATION
                         CONSOLIDATED STATEMENT OF EARNINGS
                (in thousands of dollars, except per share amounts)


------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31                                    1998           1997           1996
------------------------------------------------------------------------------------------
REVENUES
   Net sales - products                              $69,381        $65,907        $64,769
                                                   ---------      ---------      ---------
     Total revenues                                   69,381         65,907         64,769
                                                   ---------      ---------      ---------

OPERATING COSTS AND EXPENSES
   Cost of product sales                              39,818         38,493         38,107
   Research and development                            2,862          3,424          3,123
   Selling, general and administrative                19,154         17,404         15,320
   Amortization of intangible assets                     752            856            763
   Restructuring and other unusual items                 -            9,569            936
                                                   ---------      ---------      ---------
     Total operating costs and expenses               62,586         69,746         58,249
                                                   ---------      ---------      ---------

EARNINGS (LOSS) FROM OPERATIONS                        6,795         (3,839)         6,520
                                                   ---------      ---------      ---------

OTHER INCOME (EXPENSES)
   Interest expense                                      (16)          (174)            (2)
   Interest income and other, net                         49           (325)            44
                                                   ---------      ---------      ---------
                                                          33           (499)            42
                                                   ---------      ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND MINORITY INTEREST                                6,828         (4,338)         6,562
   Provision for income taxes                          2,253           (700)         2,394
   Minority interest                                    (110)          (266)          (140)
                                                   ---------      ---------      ---------
NET (LOSS) EARNINGS                                  $ 4,685        $(3,372)       $ 4,308
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

NET EARNINGS (LOSS) PER SHARE
     Basic                                           $  0.69        $ (0.50)       $  0.66
     Diluted                                         $  0.69        $ (0.50)       $  0.62


The accompanying notes are an integral part of these statements.

                                MINNTECH CORPORATION
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (in thousands of dollars)

                                                       Common Stock
                                                 ----------------------------
                                                     Shares                       Additional
                                                   Issued and                       Paid-In       Retained
                                                   Outstanding       Amount         Capital       Earnings        Total
                                                 ------------------------------------------------------------------------
BALANCES MARCH 31, 1995                            6,384,758        $   319        $ 9,124        $25,609        $35,052
Exercise of stock options, net of 40,555
   shares surrendered in payment                     250,376             13          1,966              -          1,979
Tax benefit from exercise of stock
   Options                                                 -              -            556              -            556
Dividend paid                                              -              -              -           (652)          (652)
Reduction of unrealized holding losses
   on investments                                          -              -              -             80             80
Foreign currency translation adjustment                    -              -              -           (113)          (113)
Net earnings                                               -              -              -          4,308          4,308
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES MARCH 31, 1996                            6,635,134        $   332        $11,646        $29,232        $41,210
Exercise of stock options                             40,579              2            485              -            487
Tax benefit from exercise of stock
   Options                                                 -              -             12              -             12
Dividend paid                                              -              -              -           (667)          (667)
Reduction of unrealized holding losses
   on investments                                          -              -              -             52             52
Foreign currency translation adjustment                    -              -              -           (287)          (287)
Net earnings (loss)                                        -              -              -         (3,372)        (3,372)
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES MARCH 31, 1997                            6,675,713        $   334        $12,143        $24,958        $37,435
Exercise of stock options, net of 8,876
   shares surrendered in payment                      96,023              5            449              -            454
Tax benefit from exercise of stock
   Options                                                 -              -             65              -             65
Dividend paid                                              -              -              -           (674)          (674)
Reduction of unrealized holding losses
   on investments                                          -              -              -              8              8
Foreign currency translation adjustment                    -              -              -           (140)          (140)
Net earnings (loss)                                        -              -              -          4,685          4,685
                                                 -----------    -----------    -----------    -----------    -----------

BALANCES MARCH 31, 1998                            6,771,736           $339        $12,657        $28,837        $41,833
                                                 -----------    -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------    -----------


The accompanying notes are an integral part of these statements.

                                MINNTECH CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)


-------------------------------------------------------------------------------------
YEARS ENDED MARCH 31                                        1998      1997      1996
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                        $4,685   ($3,372)   $4,308
   Adjustments to reconcile net earnings to net cash
    provided by operating activities
      Restructuring charges                                     -     7,781         -
      Depreciation and amortization                         3,528     4,634     3,407
      Tax benefit from stock option exercises                  65        12       556
      Foreign currency exchange (gain) loss                   110       562       159
      Deferred income taxes - current/noncurrent              760    (2,000)     (143)
      Minority interest                                      (110)     (267)     (140)
      Changes in assets and liabilities:
         Accounts receivable                               (3,116)     (723)   (1,060)
         Inventories                                          614    (3,587)   (3,659)
         Prepaid expenses                                     897       (75)      135
         Accounts payable                                     (28)   (1,154)    2,400
         Accrued expenses                                   1,402        95      (514)
         Income taxes payable                                 309      (815)      (72)
         Other                                               (470)     (121)      (65)
                                                          -------   -------   -------
           Total adjustments                                3,961     4,342     1,004
                                                          -------   -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   8,646       970     5,312
                                                          -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                     (1,335)   (5,208)   (4,335)
   Patent application costs                                  (366)     (308)     (544)
   Proceeds from sale of marketable securities                  -       743         -
   Acquisition of product lines                                 -         -    (1,402)
                                                          -------   -------   -------
NET CASH USED IN INVESTING ACTIVITIES                      (1,701)   (4,773)   (6,281)
                                                          -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                   -     4,241         -
   Payment of note payable                                 (3,000)   (1,000)
   Proceeds from exercise of stock options                    454       487     1,979
   Minority interest capital contribution                       -         -       450
   Payment of cash dividends                                 (674)     (667)     (653)
                                                          -------   -------   -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (3,220)    3,061     1,776
Effects of exchange rate changes on foreign currency
 cash balances                                               (142)     (100)      (68)
                                                          -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        3,583      (842)      739
Cash and cash equivalents at beginning of year              3,222     4,064     3,325
                                                          -------   -------   -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $6,805    $3,222    $4,064
                                                          -------   -------   -------
                                                          -------   -------   -------


The accompanying notes are an integral part of these statements.

                               MINNTECH CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (in thousands of dollars)

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

     RECLASSIFICATIONS
     Certain reclassifications have been made to make the prior year financial statements comparable with the current year's presentation. The reclassification had no effect on earnings or shareholder's equity as previously reported.

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

          ------------------------------------------------------
          YEAR ENDED MARCH 31,              1998            1997
          ------------------------------------------------------
          Cash                             $ 1,820        $ 1,676
          Money market mutual funds          4,985          1,546
                                           -------        -------
          Total Cash and Equivalents        $6,805        $ 3,222
                                           -------        -------
                                           -------        -------

     A substantial portion of the Company's cash balances are held in one financial institution.

     Money market mutual funds are stated at fair value, which approximates cost at March 31, 1998 and 1997.

     MARKETABLE SECURITIES
     The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Marketable securities consisted of investments in bond funds. At March 31, 1998 and 1997, the adjusted cost of the funds exceed fair market value. The unrealized holding losses, net of income taxes, are reported as a reduction in stockholders' equity.

     Marketable securities consisted of:

          -------------------------------------------------------
          YEAR ENDED MARCH 31,             1998           1997
          -------------------------------------------------------
          Adjusted cost                   $    443       $    443
          Unrealized holding loss              (12)           (43)
                                          --------       --------
          Fair market value               $    431       $    400
                                          --------       --------
                                          --------       --------

     INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

     Inventories consisted of:

          ---------------------------------------------------------------
          YEAR ENDED MARCH 31,                   1998             1997
          ---------------------------------------------------------------
          Finished Goods                       $  5,733         $  6,181
          Materials and work-in process           5,463            5,652
                                               --------         --------
                                               $ 11,196         $ 11,833
                                               --------         --------
                                               --------         --------

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

     ADOPTION OF FAS130 AND FAS131
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting standard No. 130 "Reporting Comprehensive Income" SFAS No. 130 must be adopted by the company in the first quarter of fiscal 1999. Under this statement, the company will report in its statement of consolidated shareholder's equity, in addition to net earnings, comprehensive income and its components including, as applicable, unrealized gains and losses on available for sale securities and foreign currency translation adjustments.
Implementation of this disclosure standard will not effect the company's results of operations, cash flows or financial position.

     In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement, which must be adopted by the company for the fiscal year ending March 31, 1999 establishes new standards for reporting information about operating segments in annual and interim financial statements. Under SFAS No. 131, operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. SFAS No. 131 also requires related disclosures about products, geographic areas, and major customers. Implementation of this disclosure standard will not effect the Company's results of operations, cash flows or financial position.

NOTE 2--RESTRUCTURING AND UNUSUAL ITEMS
     In the fourth quarter of fiscal 1997, the Company adopted a restructuring plan designed to reduce its cost structure and improve its competitive position primarily through the discontinuation of two unprofitable product lines--the Primus-Registered Trademark- dialyzer and Cathetron-Registered Trademark-catheter reprocessing system. In addition, the charge provided for costs associated with the departure of the Company's founder as Chairman, Chief Executive Officer and President. The restructuring charge consisted of asset write downs of $7,856 and employee costs of $1,713 totaling $9,569 before taxes and $6,294 after taxes. The following table details the restructuring reserve as recorded in the balance sheet and current year activity. The remaining reserve at March 31, 1998 relates to employee costs.

THE RESTRUCTURING RESERVE CONSISTED OF THE FOLLOWING:

           Reserve balance at March 31, 1997         $  1,097
           Fiscal 1998 payments                          (461)
                                                   ----------
           Reserve balance at March 31, 1998         $    636
                                                   ----------
                                                   ----------

NOTE 3--LINE OF CREDIT
     At March 31, 1998, the Company had a line of credit with a commercial bank which allows the Company to borrow up to $10,000 on an unsecured basis at the prime rate of interest (8.5 percent at March 31, 1998) or the indexed London Interbank Offered Rate (LIBOR). At March 31, 1998, the Company had no outstanding borrowings under the line of credit. This line of credit expires August 31, 1998, and the Company plans to extend the bank line at that time.

NOTE 4--SIGNIFICANT CUSTOMERS AND EXPORT SALES
     Sales to one unaffiliated customer accounted for approximately 10 percent and 23 percent of sales in fiscal years 1997 and 1996, respectively. Sales to this customer were made under a contract which expired June 30, 1997.

     Consolidated sales outside the United States, principally to customers in Europe and Asia, amounted to $14,587, $12,187 and $10,462 in fiscal years 1998, 1997 and 1996, respectively.

NOTE 5--INCOME TAXES
     The provision for income taxes consisted of the following:

           --------------------------------------------------------------------
           YEAR ENDED MARCH 31,        FEDERAL          STATE           TOTAL
           --------------------------------------------------------------------
           1998
           Currently Payable          $   1,414         $    79       $   1,493
           Deferred                         686              74             760
                                    -----------     -----------     -----------
           Total                      $   2,100         $   153       $   2,253
                                    -----------     -----------     -----------
                                    -----------     -----------     -----------
           1997
           Currently Payable          $   1,237         $    63       $   1,300
           Deferred                      (1,823)           (177)         (2,000)
                                    -----------     -----------     -----------
           Total                      $    (586)        $  (114)      $    (700)
                                    -----------     -----------     -----------
                                    -----------     -----------     -----------
           1996
           Currently Payable          $   2,376         $   162       $   2,538
           Deferred                        (146)              2            (144)
                                    -----------     -----------     -----------
           Total                      $   2,230         $   164       $   2,394
                                    -----------     -----------     -----------
                                    -----------     -----------     -----------

     The provision for income taxes differs from the statutory U.S. federal tax rate of 34 percent applied to earnings before income taxes as follows:

--------------------------------------------------------------------------------
YEAR ENDED MARCH 31,                        1998          1997          1996
--------------------------------------------------------------------------------
Income tax expense at statutory
  federal income tax rates                $   2,322      $ (1,475)    $   2,255
Foreign subsidiary (income)/loss               (564)          849           672
State income taxes,
  net of federal benefit                         78           (76)          108
Exempt income attributable to
 foreign sales                                   --           (53)          (51)

Loss on investment in foreign
 subsidiary                                      --            --          (594)
Other, net                                      417            55             4
                                         ----------     ---------    ----------
Total Provision                           $   2,253      $   (700)    $   2,394
                                         ----------     ---------    ----------
                                         ----------     ---------    ----------

     The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

          -------------------------------------------------------------------
          YEAR ENDED MARCH 31,                              1998      1997
          -------------------------------------------------------------------
          Deferred tax asset
            Foreign subsidiary net operating losses         $ 578   $  1,100
            Deferred compensation and severance               425        569
            Fixed asset reserve                               708        708
            Allowance for doubtful accounts                    55         55
            Inventories                                       478      1,045
            Unrealized holding losses on investments          108        131
            Accruals                                          153        107
            Amortization of goodwill                          278        189
            Other, net                                         26         46
                                                         --------   --------
            Gross deferred tax asset                        2,809      3,950
            Valuation Allowance                              (578)    (1,100)
                                                         --------   --------
            Net deferred tax asset                       $  2,231   $  2,850
                                                         --------   --------
                                                         --------   --------
          Deferred tax liability
            Plant and equipment depreciation             $  1,694   $  1,553
                                                         --------   --------
                                                         --------   --------

     The Company recorded valuation allowances related to foreign subsidiary net operating losses which are not recognized until their ultimate realization is considered to be more likely than not. The current portion of the deferred tax asset is included in the prepaid expenses and other current assets component of the balance sheet.

     Cash payments for income taxes were approximately $423, $2,151, and $2,345 in fiscal years 1998, 1997 and 1996, respectively.

NOTE 6--COMMITMENTS
     OPERATING LEASES
     Total rental expense for operating leases for fiscal years 1998, 1997 and 1996 was approximately $473, $804, and $905, respectively.

     Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 1998:

                    ---------------------------------------
                    FISCAL YEAR                    AMOUNT
                    ---------------------------------------
                    1999                           $    355
                    2000                                175
                    2001                                 40
                    2002                                  0
                                                  ---------
                                                   $    570
                                                  ---------
                                                  ---------

     SEVERANCE AGREEMENTS
     The Company has employment agreements with all officers that provide three years of severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100 percent of such severance benefits if they are involuntarily terminated and 50 percent of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 1998, was approximately $4,050.

NOTE 7--STOCK OPTIONS
     At March 31, 1998, the Company reserved Common Stock under its 1989 Stock Plan. The Plan provides for incentive stock options and other options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the Common Stock at the date of grant. The options generally vest over a four year period and expire after ten years.

     Option transactions under these plans during the three years ended March 31, 1998, are summarized as follows:

                                                                 WEIGHTED
                                                NUMBER            AVERAGE
                                               OF SHARES        OPTION PRICE
      Outstanding at March 31, 1995            1,309,216         $    10.84
        Granted                                  677,010              17.29
        Exercised                               (273,058)              8.94
        Cancelled                                (88,753)             13.27
                                             -----------        -----------
      Outstanding at March 31, 1996            1,624,415         $    13.97
        Granted                                1,209,783              10.54
        Exercised                                (23,124)             12.55
        Cancelled                             (1,013,724)             14.33
                                             -----------        -----------
      Outstanding at March 31, 1997            1,797,350         $    10.67
        Granted                                  417,530              12.36
        Exercised                                (94,180)              4.76
        Cancelled                                (54,060)             10.50
                                             -----------        -----------
      Outstanding at March 31, 1998            2,066,640         $    11.27
                                             -----------        -----------
                                             -----------        -----------

     In January 1997, 824,883 options granted in fiscal years 1992 through 1997 with exercise prices ranging from $10.75 to $20.50 were repriced to $10.625 per share, the market price at the time of repricing. The repricing is reflected in the above roll forward as a grant cancellation and a new grant issuance.

The following table summarizes stock options outstanding and exercisable at March 31, 1998.

                           Outstanding                                              Exercisable
---------------------------------------------------------------------    ----------------------------------
                                     Weighted-
                                      Average           Weighted-
 Exercise                        Contractual Life        Average                           Weighted-Average
 Price Range           Options        Remaining      Exercise Price           Options       Exercise Price
--------------------------------------------------  -----------------    ----------------------------------
 $4.31 - $5.89           34,103             1.9               $5.05            34,103               $5.05
 $9.50 - $10.625      1,418,637             6.6               10.54         1,016,147               10.58
 $10.75 - $13.75        501,420             8.9               12.32            91,390               11.99
 14.50 - 20.50          112,480             5.9               17.66           112,480               17.66
                      2,066,640             7.0              $11.27         1,254,120              $11.17

     The estimated weighted average grant-date fair value of stock options granted during fiscal years 1998, 1997 and 1996 were $5.69, 5.06 and 6.72 per option, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of FAS 123 "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share for fiscal years 1998, 1997 and 1996 would have been adjusted to the pro forma amounts indicated below:

      --------------------------------------------------------------------------
      YEAR ENDED MARCH 31,                              1998    1997     1996
      --------------------------------------------------------------------------
      Net Income (Loss)                As reported      4,685  ($3,372)    4,308
                                        Pro-Forma       2,942  ($5,310)    3,812
      Basic Earnings (Loss) per share  As reported       $.69   ($ .50)     $.66
                                        Pro-Forma        $.44   ($ .79)     $.59
      Diluted Earnings (Loss) per      As reported       $.69   ($ .50)     $.62
      share                             Pro-Forma        $.43   ($ .79)     $.55

     The fair value of options granted under the Company's fixed stock option plans during fiscal 1998, 1997 and 1996 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 1998, 1997 and 1996 were as follows:

     ----------------------------------------------------------------------
     YEAR ENDED MARCH 31,              1998           1997           1996
     ----------------------------------------------------------------------
     Risk free interest rates      5.6 - 6.5%     6.0 - 6.6%     5.4 - 6.9%
     Expected life                  6.6 YEARS      5.1 years      5.1 years
     Expected volatility                  40%            50%            36%
     Expected dividends                   .8%             1%             1%

     Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan, discussed below, is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

     The Company adopted an employee stock purchase plan on June 1, 1990. Under the plan, 562,500 shares of Common Stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10 percent of their base salaries for purchase of common stock at 85 percent of fair market value.

     At March 31, 1998, the Company held a total of $156 in payroll withholdings for the purchase of stock under the plan.

     A total of 109,537 shares have been issued under the plan since inception as follows:

                                                      NUMBER OF
                    MAY 31                              SHARES
                    -------------------------------------------
                    1997                                 10,719
                    1996                                 17,455
                    1995                                 17,873
                    1994                                 15,045
                    1993                                 15,552
                    1992                                 14,787
                    1991                                 18,106

NOTE 8--PROFIT SHARING AND RETIREMENT SAVINGS
     The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 10 percent of their salaries. The Company matches 10 percent of employee contributions to a maximum of 6/10ths of 1 percent of compensation. The Company also makes annual profit sharing contributions to the plan at the discretion of the Board of Directors. The Company's contributions are as follows:

     -----------------------------------------------------------------------
     YEAR ENDED MARCH 31,                     1998        1997        1996
     -----------------------------------------------------------------------
     Matching 401 (k) contributions          $   58      $   50      $   43
     Profit sharing contributions               649           -           -
                                           --------    --------     --------
                                             $  707      $   50      $   43
                                           --------    --------     --------
                                           --------    --------     --------

NOTE 9--PREFERRED STOCK
     The Company's Board of Directors is authorized to issue five million shares of no par value Preferred Stock in one or more series. The Board can determine voting, conversion, dividend and redemption rights, and other preferences of each series. No shares have been issued under this authorization.

NOTE 10--FOREIGN OPERATIONS
     Amounts attributable to foreign operations, primarily in Europe, included in the consolidated financial statements are as follows:

     -------------------------------------------------------------------------
     YEAR ENDED MARCH 31,                                    1998         1997
     -------------------------------------------------------------------------
     Net sales of consolidated subsidiaries                  12,668      $7,518
     Earnings (loss) of consolidated foreign subsidiaries     1,843     ($1,922)
     Total assets of consolidated foreign subsidiaries       10,311      $7,131

NOTE 11--NET EARNINGS PER SHARE
     The Company has adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended March 31, 1998, 1997 and 1996.

                            Income before         Effect of dilutive           Diluted
         1998            Extraordinary item         Stock options        Earnings Per Share
         ----            ------------------         -------------        ------------------
  Income (Numerator)            4,685                                           4,685
 Shares (Denominator)           6,743                     90                    6,833
   Per Share Amount             $.69                                            $ .69

         1997
         ----
  Income (Numerator)           (3,372)                                         (3,372)
 Shares (Denominator)           6,722                     -                     6,722
   Per Share Amount            ($.50)                                          ($.50)

         1996
         ----
  Income (Numerator)            4,308                                           4,308
 Shares (Denominator)           6,513                    425                    6,938
   Per Share Amount             $.66                                            $ .62

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Minntech Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 1998 and 1997 and the results of their operations and their cash flows for the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Minneapolis, Minnesota
May 8, 1998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINNTECH CORPORATION
  (Registrant)

By /s/ Thomas J. McGoldrick
   ----------------------------------------
     Thomas J. McGoldrick
     PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: June 24, 1998
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


           SIGNATURE                         TITLE                     DATE
--------------------------------------------------------------------------------

                              President, Chief Executive Officer
                              and Director (Principal Executive
/s/ Thomas J. McGoldrick      Officer)
----------------------------
 Thomas J. McGoldrick

                              Chief Financial Officer (Principal
/s/ Jules L. Fisher           Accounting and Financial Officer)
----------------------------
 Jules L. Fisher

/s/ Fred L. Shapiro, M.D.     Director
----------------------------
 Fred L. Shapiro, M.D.

                              Director
----------------------------
 Louis C. Cosentino, Ph.D.

/s/ George Heenan             Director
----------------------------
 George Heenan

/s/ Amos Heilicher            Director
----------------------------
 Amos Heilicher

/s/ Norman Dann               Director
----------------------------
 Norman Dann

/s/ Donald H. Soukup          Director
----------------------------
 Donald H. Soukup

                                   EXHIBIT INDEX



EXHIBIT NO.                   EXHIBIT                                                   FORM OF FILING
-----------   ------------------------------------------------------------------    -----------------------
  3(a)         Articles of Incorporation, as amended(1)

  3(b)         Amendment of By-Laws in March 1986(2)

  3(c)         Restated By-Laws(2)

    4          Form of Specimen Common Stock Certificate(3)

  10(a)        1989 Stock Plan, as amended(4)

  10(b)        Amendment to 1989 Stock Plan Effective February 25, 1998              Electronic Submission

  10(c) Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(4)

  10(d)        Separation and Consulting Agreement with Dr. Louis C.
               Cosentino dated April 1, 1997(4)

  10(e)        1990 Employee Stock Purchase Plan, as amended June 1, 1993(3)

  10(f)        Supplemental Executive Retirement Plan effective April 1, 1996(6)

  10(g)        Amendment to Supplemental Executive Retirement Plan
               effective April 1, 1998                                               Electronic Submission

  10(h)        Director Emeritus Consulting Plan(6), as amended(7)

   23          Consent of Price Waterhouse LLP                                       Electronic Submission

   27          Financial Data Schedule                                               Electronic Submission

------------------------
(1) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1988, File No. 0-11278.
(2) Incorporated by reference to the specified exhibit filed as part of the Company's report on Form 8-K on March 12, 1986, File No. 0-11278.
(3) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.
(4) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.
(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.
(6) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.
(7) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.