Form 10-Q
period 1998-06-30
MINNTECH CORP
filed 1998-08-14
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended JUNE 30, 1998  or
                                       -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                  to
                                    ----------------    ----------------

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


                                   ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X       No
                                             -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at July 22, 1998
 ------------------------------          -----------------------------
 Common Stock, $0.05 par value                  6,825,009 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                                  June 30, 1998


                                      Index


                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                  Condensed Consolidated Statements of Earnings                                     3

                  Condensed Consolidated Balance Sheets                                             4

                  Condensed Consolidated Statements of Cash Flows                                   5

                  Notes to Condensed Consolidated Financial Statements                              6

 Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                     8

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders                                       9

 Item 6.  Exhibits and Reports on Form 8-K                                                          9

SIGNATURES                                                                                         10


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                          Three Months Ended
                                                               June 30
                                                     -----------------------------
                                                       1998                 1997
                                                     --------             --------
  Net Sales - product                                $ 18,319             $ 17,755
  Contract Revenue                                        360                    0
                                                     --------             --------
  NET SALES                                            18,679               17,755
                                                     --------             --------

  OPERATING COSTS AND EXPENSES
    Cost of sales                                      10,180               10,542
    Research and development                            1,076                  699
    Selling, general and administrative                 5,063                4,675
    Amortization of intangible assets                     197                  211
                                                     --------             --------
       Total operating costs and expenses              16,516               16,127
                                                     --------             --------

  EARNINGS FROM OPERATIONS                              2,163                1,628
  Other income (expense), net                              36                  (11)
                                                     --------             --------

  EARNINGS BEFORE INCOME TAXES AND
       MINORITY INTEREST                                2,199                1,617

  Provision for income taxes                              743                  624
  Minority interest                                       (13)                 (40)
                                                     --------             --------

  NET EARNINGS                                       $  1,469             $  1,033
                                                     --------             --------
                                                     --------             --------

  NET EARNINGS (LOSS) PER SHARE
              Basic                                  $    .22             $    .15
                                                     --------             --------
                                                     --------             --------
              Diluted                                $    .21             $    .15
                                                     --------             --------
                                                     --------             --------

   WEIGHTED AVERAGE COMMON SHARES
   AND EQUIVALENTS
              Basic                                     6,789                6,730
                                                     --------             --------
                                                     --------             --------
              Diluted                                   7,061                6,736
                                                     --------             --------
                                                     --------             --------

                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amounts)

                                   (Unaudited)

                        ASSETS                                       June 30,              March 31,
                                                                      1998                    1998
                                                                    --------               ---------
CURRENT ASSETS
     Cash and cash equivalents                                      $  6,886               $  6,805
     Marketable securities                                               431                    431
     Accounts receivable, net                                         13,984                 14,571
     Inventories
       Finished goods                                                  5,056                  5,733
       Materials and work-in-process                                   5,991                  5,463
                                                                    --------               --------
                Total inventories                                     11,047                 11,196
     Prepaid expenses                                                  2,449                  1,623
                                                                    --------               --------
       TOTAL CURRENT ASSETS                                           34,797                 34,626

PROPERTY AND EQUIPMENT, AT COST
     Land, buildings and improvements                                  9,627                  9,533
     Machinery and equipment                                          23,633                 23,774
                                                                    --------               --------
                                                                      33,260                 33,307
     Less accumulated depreciation                                   (19,484)               (19,116)
                                                                    --------               --------
     Net property and equipment                                       13,776                 14,191
OTHER ASSETS
     Patent costs, net                                                   770                    780
     Goodwill, net                                                       782                    888
     Other                                                             1,689                  1,065
                                                                    --------               --------

        TOTAL ASSETS                                                $ 51,814               $ 51,550
                                                                    --------               --------
                                                                    --------               --------


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                                                   $    216               $    225
     Accounts payable                                                  3,073                  3,893
     Accrued expenses                                                  3,125                  4,428
                                                                    --------               --------
       TOTAL CURRENT LIABILITIES                                       6,414                  8,546

DEFERRED INCOME TAXES                                                    454                    454
DEFERRED COMPENSATION                                                    749                    783
MINORITY INTEREST                                                        (79)                   (66)

STOCKHOLDERS' EQUITY
     Preferred stock, no par value                                         -                      -
     Common stock, $.05 par value                                        341                    339
     Additional paid-in capital                                       13,220                 12,657
     Accum. other comprehensive income                                  (207)                  (319)
     Retained earnings                                                30,922                 29,156
                                                                    --------               --------
       TOTAL STOCKHOLDERS' EQUITY                                     44,276                 41,832
                                                                    --------               --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 51,814               $ 51,550
                                                                    --------               --------
                                                                    --------               --------

                              MINNTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (In thousands of dollars)

                                                                        Three Months Ended
                                                                               June 30
                                                                     ---------------------------
                                                                      1998                1997
                                                                     -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                                    $ 1,469             $ 1,032
      Adjustments to reconcile net earnings to net cash
      provided by operating activities
              Depreciation and amortization                            1,155                 905
              Provision for losses on accounts receivable                 45                 (52)
              Foreign currency exchange loss                             (45)                146
              Deferred income taxes                                      177                 -
              Minority interest                                          (13)                (40)
              Other, net                                                 203                  (5)
              Changes in assets and liabilities:
                  Accounts receivable                                    632                (923)
                  Inventories                                            189               1,631
                  Prepaid expenses                                      (991)                 91
                  Accounts payable                                      (751)               (917)
                  Accrued expenses                                    (1,690)                (78)
                  Income taxes payable                                   618                 628
                                                                     -------             -------
                     Total adjustments                                  (471)              1,386
                                                                     -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                998               2,418
                                                                     -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               (1421)               (261)
     Patent application costs                                            (77)                (67)
     Other                                                                (5)                 (1)
                                                                     -------             -------
NET CASH USED IN INVESTING ACTIVITIES                                  (1503)               (329)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of note payable                                            -                (2,000)
     Proceeds from exercise of stock options                             566                 285
                                                                     -------             -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      566              (1,715)

Effects of exchange rate changes on foreign currency
     cash balances                                                        19                   5
                                                                     -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 80                 379

Cash and cash equivalents at beginning of period                       6,805               3,222
                                                                     -------             -------

Cash and cash equivalents at end of period                           $ 6,885             $ 3,601
                                                                     -------             -------
                                                                     -------             -------

                              MINNTECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
DOLLARS IN THOUSANDS
NOTE 1 - FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 1998 as filed with the Securities and Exchange Commission.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE 2 - RESTRUCTURING AND UNUSUAL ITEMS

During the first quarter ended June 30, 1998 $138 was charged to the restructuring reserve for employee related costs. The restructuring reserve balance as of June 30, 1998 totaled $498.

NOTE 3 - LINE OF CREDIT

At June 30, 1998, the Company had a line of credit with a commercial bank which allows the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (8.50% at June 30, 1998) or the indexed London Interbank Offered Rate (LIBOR). As of June 30, 1998, the Company had no outstanding borrowings under the line of credit. This line of credit expires August 31, 1998, and the Company plans to extend the bank line at that time.

NOTE 4 - NET EARNINGS PER SHARE

The Company had adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. Statements of Financial Accounting Standard No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended June 30, 1998 and 1997.


(in thousands, except per share amounts)               Income Before      Effect of Dilutive         Diluted
June 30, 1998                                        Extraordinary Item     Stock Options      Earnings Per Share
-------------                                        ------------------   ------------------   -------------------
Income (Numerator)                                          $1,469                                  $1,469
Shares (Denominator)                                         6,789                 272               7,061
    Per Share Amount                                        $  .22                                  $  .21

June 30, 1997
-------------
Income (Numerator)                                          $1,033                                  $1,033
Shares (Denominator)                                         6,730                   7               6,737
     Per Share Amount                                       $  .15                                  $  .15

                              MINNTECH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)
DOLLARS IN THOUSANDS
NOTE 4 - NET EARNINGS PER SHARE (CONT'D)

Outstanding stock options to purchase 140,600 shares of common stock as of June 30, 1998 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

NOTE 5 - COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" effective January 1, 1998. The statement requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders equity, to be included in other comprehensive income.

The components of comprehensive income are as follows (in thousands):

For the three months ended June 30,                        1998           1997
                                                         -------         -------
Net Income                                               $ 1,469         $ 1,033

Unrealized gains/losses or securities                          0               3
Foreign currency translation adjustments                     112             (61)
                                                         -------         -------
Comprehensive Income                                     $ 1,581         $   975
                                                         -------         -------
                                                         -------         -------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues in the first quarter ended June 30, 1998 increased by 5.2%, to $18.7 million. Revenues included $.36 million related to achieving milestone events in the Company's licensing and development agreement with Advanced Sterilization Products (a division of Ethicon, Inc, a Johnson & Johnson Company).

Excluding the contract revenue, product sales increased 3.2% compared to the first quarter of last fiscal year. Product sales growth is attributable to an 8.7% increase in reprocessing products combined with a 21.2% increase in industrial filtration and separation products. The 3.8% decline in dialysis supplies and devices sales in the quarter were due to lower sales of the Company's discontinued dialyzer product line. Sales of other dialysis supply and device products increased 9.8% compared to the same period last fiscal year. Cardiosurgery product sales declined 1.4% compared to the prior year.

Sales by product group are summarized on the following table:

(dollars in thousands)                           Three Months Ended              Three Months Ended
                                                    June 30, 1998                   June 30, 1997
                                                -----------------------        -----------------------

Dialysis supplies and devices                   $ 5,181           28.3%        $ 5,383           30.3%
Reprocessing products                             8,624           47.1%          7,932           44.7%
Cardiosurgery products                            3,794           20.7%          3,846           21.7%
Industrial filtration & separation                  720            3.9%            594            3.3%
                                                -------          -----         -------          -----
   Total product sales                          $18,319          100.0%        $17,755          100.0%
                                                -------          -----         -------          -----
                                                -------          -----         -------          -----

Gross margin on net product sales as a percentage of sales in the quarter ended June 30, 1998 increased to 44.4% from 40.6% in the same quarter last fiscal year. The increase in gross margin this quarter is attributable to favorable product mix combined with product cost reductions.

Research and development expenses in the first quarter ended June 30, 1998 were $1.1 million or 5.8% of revenues, compared to $.7 million or 3.9% of revenues, in the first quarter of fiscal 1998. The increase in research and development spending in the quarter is primarily related to the Company's licensing and development agreement with Advanced Sterilization Products for a second generation endoscope reprocessing machine and sterilant. The Company expects that research and development spending in fiscal year 1999 will approximate 5.0 to 5.5 percent of revenues.

Selling, general and administrative expenses in the quarter ended June 30, 1998 were $5.1 million or 27.1% of revenues, compared to $4.7 million or 26.3% of revenues, in the first quarter one year ago. Selling, general and administrative expenses increased due to spending to support the Biocor TM Oxygenator launch combined with additional dialyzer reprocessing marketing programs.

The Company's effective income tax rate was 33.8% for the quarter ended June 30, 1998 compared to an effective rate of 38.6% in the first quarter of the prior fiscal year. The Company's tax provision in the quarter ended June 30, 1998 reflects a greater benefit for net operating loss carryforwards in the European subsidiary than in the same period last fiscal year, which lowers the Company's effective tax rate.

The Company reported net earnings of $1.5 million for the quarter ended June 30, 1998, or 7.9% of revenue, compared to net earnings $1.0 million, or 5.8% of revenues, in the first quarter one year ago. The increase in net earnings for the quarter is primarily attributable to improved gross margins on product sales.
                                     PAGE 8

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1.0 million of cash and cash equivalents for the quarter ended June 30, 1998. At June 30, 1998, the Company had $7.3 million of cash, cash equivalents, and marketable securities.

Working capital at June 30, 1998 was $28.4 million compared to $26.1 million at March 31, 1998. The current ratio at June 30, 1998 was 5.4, compared to 4.1 at March 31, 1998. The Company invested $1.4 million in capital equipment in the three month ended June 30, 1998 and plans to invest between $3.5 million and $4.0 million during fiscal year 1999.

In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. A payment of $1.0 million was made in April 1998 and future payments of $1.4 million will be made through April 2001. In the event that these exposures do not materialize, the Company will recover a portion of these payments.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits.

              27. Financial Data Schedule

         b)   Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Minntech Corporation

Date:    August 10, 1998
         ------------------

                                                    /s/  Jules L. Fisher
                                                 ----------------------------
                                                 Jules L. Fisher
                                                 Chief Financial Officer
                                                 (Duly authorized officer)
                                                 (Principal financial offer)