Form 10-Q
period 1998-09-30
MINNTECH CORP
filed 1998-11-16
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly period ended SEPTEMBER 30, 1998  or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________________ to ____________________

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

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X      No
                                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at October 22, 1998
              -----                            -------------------------------
Common Stock, $0.05 par value                         6,728,809 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1998


                                      Index

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                  Condensed Consolidated Statements of Earnings                3

                  Condensed Consolidated Balance Sheets                        4

                  Condensed Consolidated Statements of Cash Flows              5

                  Notes to Condensed Consolidated Financial Statements         6

 Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders                 10

 Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                             Three Months Ended       Six Months Ended
                                                September 30            September 30
                                               ------------             ------------

                                              1998        1997        1998        1997
                                              ----        ----        ----        ----
Net Sales - product                         $ 17,944    $ 16,355    $ 36,263    $ 34,110
Contract Revenue                                  60           0         420           0
                                            --------    --------    --------    --------

NET SALES                                     18,004      16,355      36,683      34,110
                                            --------    --------    --------    --------

OPERATING COSTS AND EXPENSES
  Cost of sales                                9,814       9,550      19,994      20,092
  Research and development                       896         631       1,972       1,330
  Selling, general and administrative          4,902       4,532       9,965       9,207
  Amortization of intangible assets              208         211         404         422
                                            --------    --------    --------    --------
     Total operating costs and expenses       15,820      14,924      32,335      31,051
                                            --------    --------    --------    --------

EARNINGS FROM OPERATIONS                       2,184       1,431       4,348       3,059
Other income (expense), net                       (3)        (29)         33         (40)
                                            --------    --------    --------    --------

EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST                         2,181       1,402       4,381       3,019

Provision for income taxes                       737         386       1,481       1,010
Minority interest                                 (3)        (43)        (16)        (83)
                                            --------    --------    --------    --------

NET EARNINGS                                $  1,447    $  1,059    $  2,916    $  2,092
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------

NET EARNINGS PER SHARE
       Basic                                $    .21    $    .16    $    .43    $    .31
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
       Diluted                              $    .21    $    .16    $    .42    $    .31
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------

 WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS
       Basic                                   6,893       6,742       6,841       6,736
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------
       Diluted                                 6,967       6,746       7,014       6,746
                                            --------    --------    --------    --------
                                            --------    --------    --------    --------

                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                        ASSETS                            (Unaudited)
                                                       September 30, 1998    March 31, 1998
                                                       ------------------    --------------
CURRENT ASSETS
     Cash and cash equivalents                             $  5,245             $  6,805
     Marketable securities                                      450                  431
     Accounts receivable, net                                15,804               14,571
     Inventories
       Finished goods                                         5,370                5,733
       Materials and work-in-process                          6,806                5,463
                                                           --------             --------
                Total inventories                            12,176               11,196
     Prepaid expenses & other current assets                  2,188                1,623
                                                           --------             --------
       TOTAL CURRENT ASSETS                                  35,863               34,626

PROPERTY AND EQUIPMENT, AT COST
     Land, buildings and improvements                         9,757                9,533
     Machinery and equipment                                 23,997               23,774
                                                           --------             --------
                                                             33,754               33,307
     Less accumulated depreciation                          (20,176)             (19,116)
                                                           --------             --------
      Net property and equipment                             13,578               14,191
OTHER ASSETS
     Patent costs, net                                          725                  780
     Goodwill, net                                            1,208                  888
     Other                                                    2,298                1,065
                                                           --------             --------

        TOTAL ASSETS                                       $ 53,672             $ 51,550
                                                           --------             --------
                                                           --------             --------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                                          $    219             $    225
     Accounts payable                                         3,858                3,893
     Income taxes payable                                       410                  309
     Accrued expenses                                         3,494                4,119
                                                           --------             --------
       TOTAL CURRENT LIABILITIES                              7,981                8,546

DEFERRED INCOME TAXES                                           461                  454
DEFERRED COMPENSATION                                           732                  783
MINORITY INTEREST                                                 0                  (66)

STOCKHOLDERS' EQUITY
     Preferred stock, no par value                             --                   --
     Common stock, $.05 par value                               337                  339
     Additional paid-in capital                              12,382               12,657
     Accumulated other comprehensive income                      91                 (319)
     Retained earnings                                       31,688               29,156
                                                           --------             --------
       TOTAL STOCKHOLDERS' EQUITY                            44,498               41,833
                                                           --------             --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $ 53,672             $ 51,550
                                                           --------             --------
                                                           --------             --------

                              MINNTECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Six Months Ended
                                                                            September 30
                                                                  ------------------------------

                                                                    1998                1997
                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                                  $ 2,916             $ 2,093
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
              Depreciation and amortization                          2,038               1,782
              Foreign currency exchange loss                           (39)                231
              Minority interest                                        (16)                (83)
              Other, net                                               (19)                 12
              Changes in assets and liabilities:
                  Accounts receivable                               (1,104)             (1,430)
                  Inventories                                         (981)              1,067
                  Prepaid expenses                                    (686)                149
                  Accounts payable                                     (35)               (486)
                  Accrued expenses                                    (626)                570
                  Income taxes payable                                 100                 998
                                                                   -------             -------
                     Total adjustments                              (1,368)              2,810
                                                                   -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,548               4,903
                                                                   -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                            (1,864)               (386)
     Patent application costs                                           55                (192)
     Other                                                             (37)                 (8)
                                                                   -------             -------
NET CASH USED IN INVESTING ACTIVITIES                               (1,846)               (586)

CASH FLOWS FROM FINANCING ACTIVITIES
      Repurchase of minority interest                                 (436)               --
      Proceeds from note payable                                        (6)             (3,000)
      Proceeds from exercise of stock options                          566                 285
      Payment of cash dividends                                       (682)               (674)
      Stock repurchase                                                (842)               --
                                                                   -------             -------

NET CASH USED IN FINANCING ACTIVITIES                               (1,400)             (3,389)

Effects of exchange rate changes on foreign currency
     cash balances                                                     138                 (21)
                                                                   -------             -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                (1,560)                907

Cash and cash equivalents at beginning of period                     6,805               3,222
                                                                   -------             -------
Cash and cash equivalents at end of period                         $ 5,245             $ 4,129
                                                                   -------             -------
                                                                   -------             -------

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

NOTE 2 - RESTRUCTURING AND UNUSUAL ITEMS

During the second quarter ended September 30, 1998, $.115 million of employee related costs were paid, reducing the restructuring reserve balance. The restructuring reserve balance as of September 30, 1998 totaled $.401 million.

NOTE 3 - LINE OF CREDIT

At September 30, 1998, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (8.50% at September 30, 1998) or the indexed London Interbank Offered Rate (LIBOR). As of September 30, 1998, the Company had no outstanding borrowings under the line of credit.

NOTE 4 - NET EARNINGS PER SHARE

The Company had adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. Statements of Financial Accounting Standard No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six month periods ended September 30, 1998 and 1997.

(in thousands, except per share amounts)          Income Before   Effect of Dilutive     Diluted
THREE MONTHS ENDED 9/30/98                     Extraordinary Item   Stock Options    Earnings Per Share
                                               ------------------   -------------    ------------------
Income (Numerator)                                  $1,447                                $1,447
Shares (Denominator)                                 6,893                74               6,967
    Per Share Amount                                $  .21                                $  .21

THREE MONTHS ENDED 9/30/97
Income (Numerator)                                  $1,059                                $1,059
Shares (Denominator)                                 6,742                 4               6,746
     Per Share Amount                               $  .16                                $  .16


                              MINNTECH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)



NOTE 4 - NET EARNINGS PER SHARE (CONT'D)

(in thousands, except per share amounts)          Income Before   Effect of Dilutive     Diluted
SIX MONTHS ENDED 9/30/98                       Extraordinary Item   Stock Options    Earnings Per Share
                                               ------------------   -------------    ------------------
Income (Numerator)                                  $2,916                               $2,916
Shares (Denominator)                                 6,841               173              7,014
    Per Share Amount                                $  .43                               $  .42

SIX MONTHS ENDED 9/30/97
Income (Numerator)                                  $2,092                               $2,092
Shares (Denominator)                                 6,736                10              6,746
     Per Share Amount                               $  .31                               $  .31

Outstanding stock options to purchase 599,808 shares of common stock as of Septmeber 30, 1998 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the period.

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

                                                      Three Months Ended        Six Months Ended
                                                      ------------------        ----------------
September 30,                                          1998         1997       1998         1997
-------------                                         ------      -------     ------      -------
Net income                                            $1,469      $ 1,033     $2,916      $ 2,092
Unrealized gains/losses or securities                      0            3         15          (10)
Foreign currency translation adjustments                 112          (61)       396          (47)
                                                      ------      -------     ------      -------
Comprehensive income                                  $1,581      $   975     $3,327      $ 2,035
                                                      ------      -------     ------      -------
                                                      ------      -------     ------      -------

NOTE 6 - STOCKHOLDERS' EQUITY

In August, 1998 the Company's stockholders approved proposals to increase the number of authorized common shares from 10,000,000 to 20.000,000 shares; adopt the Minntech Corporation 1998 Stock Option Plan, which makes a total of 1,000,000 common shares available for grant under the plan; and amend the Minntech Corporation 1990 Employee Stock Purchase Plan to extend its term for five years to June 1, 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues in the second quarter ended September 30, 1998 increased by 10.1 percent to $18.0 million. Excluding contract revenue, product sales increased
9.7 percent compared to the second quarter of last fiscal year. Cardiosurgery product sales increased 24.1 percent over the same period a year ago due to growth in international unit sales of the Biocor 200-TM- High Performance Oxygenator. Sales of reprocessing products increased by 13.2 percent in the quarter as a result of continued unit growth in dialyzer reprocessing products. Industrial filtration and separation sales grew by 14.0 percent in the quarter. Dialysis supply and device sales (consisting of dialysis concentrate, dialyzers and electronic products), declined 4.3 percent for the quarter due to lower sales of the Company's discontinued dialyzer product line. Sales of dialysis concentrate grew 10.7 percent for the quarter,

Revenues for the six month period ended September 30, 1998 increased by 7.6 percent to $36.7 million. Fiscal year-to-date product sales increased by 6.3 percent or $2.2 million. Reprocessing product sales are up 10.9 percent over the same period a year ago due to unit growth in both endoscope and dialyzer reprocessing. Fiscal year-to-date sales growth of 10.3 percent in cardiosurgery products is attributable to Biocor 200(TM) High Performance Oxygenator increases in international markets. Industrial filtration and separation sales are up 17.4 percent over the same period one year ago. Dialysis supply and device sales decreased 4.0 percent from the same period last fiscal year due to declining dialyzer product (discontinued product line) sales. Dialysis concentrate and electronics sales are up 8.0 percent from the same period last year.

Sales by product group are summarized on the following table:

                                        Three Months Ended      Six Months Ended
(dollars in thousands)                    September 30            September 30
                                     -----------------------------------------------
                                         1998        1997       1998         1997
                                         ----        ----       ----         ----
Dialysis supplies and devices          $ 5,069     $ 5,299     $10,251     $10,682
Reprocessing products                    8,103       7,156      16,726      15,088
Cardiosurgery products                   4,000       3,223       7,794       7,069
Industrial filtration & separation         772         677       1,492       1,271
                                       -------     -------     -------     -------
   Total product sales                 $17,944     $16,355     $36,263     $34,110
                                       -------     -------     -------     -------
                                       -------     -------     -------     -------

Gross margin on product sales as a percentage of sales in the quarter ended September 30, 1998 increased to 45.3 percent from 41.6 percent in the same quarter last fiscal year. For the six month period ended September 30, 1998 gross margins on product sales were 44.9 percent as compared to 41.1 percent in the prior year. The improvement in gross margins for both the three and six month periods is attributable to product cost reductions combined with favorable product mix.

Research and development expenses in the second quarter ended September 30, 1998 were $.9 million or 5.0 percent of revenues, compared to $.6 million or 3.9 percent of revenues, in the second quarter of fiscal 1998. For the six months ended September 30, 1998 expenses totaled $2.0 million, or 5.4 percent of revenues, compared to $1.3 million, or 3.9 percent of revenues, for the same period one year ago. The increase in research and development spending for the three and six month periods is primarily related to the Company's licensing and development agreement with Advanced Sterilization Products, a division of Ethicon, Inc., a Johnson and Johnson company for a second generation endoscope reprocessing machine and sterilant. The Company expects that research and development spending in fiscal year 1999 will approximate 5.2 to 5.7 percent of revenues.

Selling, general and administrative expenses in the quarter ended September 30, 1998 were $4.9 million or 27.2 percent of revenues, compared to $4.5 million or
27.7 percent of revenues, in the second quarter one year ago. For the six months ended September 30, 1998 selling, general, and administrative expenses totaled $10.0 million, or 27.2 percent of revenues, compared to $9.2 million, on 27.0 percent of revenues, for the same period last year. Selling, general and administrative expenses increased due to spending to support the BiocorTM Oxygenator launch combined with additional dialyzer reprocessing marketing programs.

The Company's effective income tax rates for both the second quarter and six months ended September 30, 1998 were 33.8 percent of revenues, compared to 27.5 percent and 33.4 percent of revenues, respectively, for the same periods one year ago. The tax provision in the current and prior fiscal year reflect a benefit for net operating loss carryforwards in the Company's European subsidiary. The Company expects that the effective tax rate for fiscal 1999 will range between 33.5 percent and 34.0 percent.

The Company reported net earnings of $1.447 million for the quarter ended September 30, 1998, or 8.0 percent of revenue, compared to net earnings of $1.059 million, or 6.5 percent of revenues, in the second quarter one year ago. For the six months ended September 30, 1998, net earnings were $2.916 million, or 7.9 percent of revenues, compared to net earnings of $2.092 million, or 6.1 percent of revenues, for the same period one year ago. The increase in net earnings for both the quarter and six month period is primarily attributable to improved gross margins on product sales.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $.55 million and $1.55 million of cash and cash equivalents for the quarter and six months ended September 30, 1998. At September 30, 1998, the Company had $5.69 million of cash, cash equivalents, and marketable securities.

Working capital at September 30, 1998 was $27.9 million compared to $26.1 million at March 30, 1998. The current ratio at September 30, 1998 was 4.5:1 compared to 4.1:1 at March 31, 1998. The Company invested $1.86 million in capital equipment in the six months ended September 30, 1998 and plans to invest between $3.5 million and $4.0 million during fiscal year 1999.

The Company announced a stock repurchase program on August 21, 1998. To date, the Company has repurchased 96,200 shares of common stock through this program, 84,700 shares of which were repurchased in the second quarter.

In the second quarter the Company expended $.44 million to purchase the minority interest in the Minntech Japan joint venture.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result of this issue, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 issue could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions involving the recording of sales, manufacture of products, management of inventory and distribution, preparation of invoices and collection of accounts receivable.

The Company's management has established a program to address the Year 2000 issue in three phases as follows: (a) an assessment phase, (b) an analysis and resolution strategy phase, and (c) a remediation and testing phase. The compliance program focuses on the Company's information technology systems as well as non-information technology systems (such systems contain embedded technology in manufacturing, laboratory, or process control equipment containing microprocessors or other similar circuitry).

The assessment phase, during which management attempted to identify all hardware and software that affect the Company's operations, has been completed with respect to the majority of the Company's operations. Based on the results of the assessment phase, the Company has determined that its primary hardware and operating system software is Year 2000 compliant. In addition, the Company's internal financial and enterprise resource planning systems are compliant. Management has determined that certain hardware and software will need to be updated or replaced so that its information systems will properly recognize dates after December 31, 1999.

The Company is currently in the remediation phase for most of its information technology systems. For non-information technology, or embedded technology systems, the Company is in the assessment, analysis and resolution strategy phase. The Company anticipates that internal Year 2000 remediation projects will be complete by June 30, 1999.

In addition, the Company is assessing the possible effect on its operations of the Year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and another company's failure to address Year 2000 issues may have an adverse effect on the Company.

The Company has not yet determined the extent of contingency planning required, but anticipates that such plans will be completed by September 30, 1999. Through September 30, 1998 Minntech has spent approximately $.7 million for Year 2000 remediation. Based on the status of assessments and remediation plans to date, the Company estimates the total remaining cost of remediation at approximately $.1 million. The Company believes it has ample resources to fund and complete remediation and testing. However, estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be materially greater than anticipated.

Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal manufacturing processes, information processing or interfaces with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as providers of electricity, water or telephone service experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company's management will establish a contingency plan to provide for continuity of processing if the Company's Year 2000 compliance efforts fail. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that it will be able to manage its total Year 2000 transition without any material effect on the Company's results of operations or financial condition.

PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's 1998 Annual Meeting of Stockholders held on August 26, 1998, the stockholders approved the following:

  (a) The stockholders elected three directors to serve for terms ending in 2001 and and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

  Director                          Votes For                 Withheld
  --------                          ---------                 --------
  Norman Dann                       6,085,801                 54,732
  William Hope                      6,085,501                 54,732
  Malcolm W. McDonald               6,085,301                 54,732

  The names of the remaining directors whose term of office as director continued after the Annual Meeting are Fred Shapiro, M.D., Donald H. Soukup, George Heenan, Amos Heilicher and Thomas McGoldrick.

  (b) The stockholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of common stock from 10 million to 20 million shares. The amendment was approved with 5,906,203 votes for, 221,607 votes against, and 12,903 abstentions.

  (c) The stockholders approved the Minntech Corporation 1998 Stock Option Plan with 3,669,584 votes for, 1,439,870 votes against, and 21,435 abstentions.

  (d) A proposal to amend the Minntech Corporation 1990 Employee Stock Purchase Plan to extend its term for an additional five years received 4,922,630 votes for, 192,817 votes against, and 15,442 abstentions.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits
              10(i) Amendment to 1989 Stock Plan effective September 30, 1998 10(j) 1998 Stock Plan effective August 26, 1998
              10(k)  Amendment to 1998 Stock Plan effective September 30, 1998
              27     Financial Data Schedule

         b)   Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended September 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Minntech Corporation


Date: November 13, 1998


                                                 /s/  Jules L. Fisher
                                               ---------------------------------
                                               Jules L. Fisher
                                               Chief Financial Officer
                                               (Duly authorized officer)
                                               (Principal financial officer)

                                   EXHIBIT INDEX


EXHIBIT NO.                           EXHIBIT                                      FORM OF FILING
-----------      ----------------------------------------------------------     ------------------------
   10(i)          Amendment to 1989 Stock Plan Effective September 30, 1998     Electronic Submission
   10(j)          1998 Stock Plan effective August 26, 1998.                    Electronic Submission
   10(k)          Amendment to 1998 Stock Plan Effective September 30, 1998     Electronic Submission
    27            Financial Data Schedule                                       Electronic Submission