Form 10-Q
period 1998-12-31
MINNTECH CORP
filed 1999-02-16
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended DECEMBER 31, 1998 or
                                    -----------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from          to
                                                         --------    ---------
     COMMISSION FILE NUMBER 0-11278
                            -------

                              MINNTECH CORPORATION
             (Exact name of registrant as specified in its charter)

             MINNESOTA                                    41-1229121
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                            14605 - 28TH AVENUE NORTH
                          MINNEAPOLIS, MINNESOTA 55447
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (6L2) 553-3300

                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X      No
                                                   ----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at January 4, 1999
         -----                                 ------------------------------
      Common Stock, $0.05 par value                  6,752,492 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                                December 31, 1998

                                      Index

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                  Condensed Consolidated Statements of Earnings                3

                  Condensed Consolidated Balance Sheets                        4

                  Condensed Consolidated Statements of Cash Flows              5

                  Notes to Condensed Consolidated Financial Statements         6

 Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders                 11

 Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                 Three Months Ended                Nine Months Ended
                                                     December 31                      December 31
                                                     -----------                      -----------

                                                1998            1997             1998             1997
                                                ----            ----             ----             ----
Net sales - product                            $ 19,682        $ 17,430         $ 55,945         $ 51,540
Contract revenue                                     60               0              480                0
                                               --------        --------         --------         --------

NET REVENUES                                     19,742          17,430           56,425           51,540
                                               --------        --------         --------         --------

OPERATING COSTS AND EXPENSES
  Cost of sales                                  10,953           9,780           30,947           29,872
  Research and development                        1,119             715            3,091            2,046
  Selling, general and administrative             5,260           4,838           15,225           14,045
  Amortization of intangible assets                 216             211              620              632
                                               --------        --------         --------         --------
     Total operating costs and expenses          17,548          15,544           49,883           46,595
                                               --------        --------         --------         --------

EARNINGS FROM OPERATIONS                          2,194           1,886            6,542            4,945
Other income (expense), net                       1,561            (129)           1,594             (168)
                                               --------        --------         --------         --------

EARNINGS BEFORE INCOME TAXES AND
     MINORITY INTEREST                            3,755           1,757            8,136            4,777

Provision for income taxes                        1,269             580            2,750            1,590
Minority interest                                     0             (22)             (16)            (105)
                                               --------        --------         --------         --------

NET EARNINGS                                   $  2,486        $  1,199         $  5,402         $  3,292
                                               --------        --------         --------         --------
                                               --------        --------         --------         --------

NET EARNINGS PER SHARE

            Basic                              $    .37        $    .18         $    .79         $    .49
                                               --------        --------         --------         --------
                                               --------        --------         --------         --------
            Diluted                            $    .36        $    .18         $    .77         $    .49
                                               --------        --------         --------         --------
                                               --------        --------         --------         --------

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING

            Basic                                 6,738           6,762            6,806            6,748
                                               --------        --------         --------         --------
                                               --------        --------         --------         --------
            Diluted                               6,851           6,827            6,971            6,762
                                               --------        --------         --------         --------
                                               --------        --------         --------         --------

                                              MINNTECH CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except per share amounts)

                        ASSETS                                  (Unaudited)
                                                              December 31, 1998   March 31, 1998
                                                              -----------------   --------------
CURRENT ASSETS
     Cash and cash equivalents                                     $  7,266         $  6,805
     Marketable securities                                             --                431
     Accounts receivable, net                                        17,340           14,571
     Inventories
       Finished goods                                                 4,918            5,733
       Materials and work-in-process                                  7,463            5,463
                                                                   --------         --------
                Total inventories                                    12,381           11,196
     Prepaid expenses & other current assets                          2,006            1,623
                                                                   --------         --------
       TOTAL CURRENT ASSETS                                          38,993           34,626

PROPERTY AND EQUIPMENT, AT COST
     Land, buildings and improvements                                 9,941            9,533
     Machinery and equipment                                         25,997           23,774
                                                                   --------         --------
                                                                     35,938           33,307
     Less accumulated depreciation                                  (20,718)         (19,116)
                                                                   --------         --------
      Net property and equipment                                     15,220           14,191
OTHER ASSETS
     Patent costs, net                                                  558              780
     Goodwill, net                                                    1,087              888
     Other                                                              940            1,065
                                                                   --------         --------

        TOTAL ASSETS                                               $ 56,798         $ 51,550
                                                                   --------         --------
                                                                   --------         --------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Note payable                                                 $    270         $    225
      Accounts payable                                                4,068            3,893
      Income taxes payable                                              431              309
      Accrued expenses                                                3,907            4,119
                                                                   --------         --------
       TOTAL CURRENT LIABILITIES                                      8,676            8,546

      Deferred income taxes                                             463              454
      Deferred compensation                                             658              783
      Minority interest                                                --                (66)
                                                                   --------         --------
TOTAL LIABILITIES                                                     9,797            9,717
STOCKHOLDERS' EQUITY

      Preferred stock, no par value                                    --               --
      Common stock, $.05 par value                                      337              339
      Additional paid-in capital                                     12,486           12,657
      Accumulated other comprehensive income                              1             (319)
      Retained earnings                                              34,177           29,156
                                                                   --------         --------
       TOTAL STOCKHOLDERS' EQUITY                                    47,001           41,833
                                                                   --------         --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $ 56,798         $ 51,550
                                                                   --------         --------
                                                                   --------         --------

                                              MINNTECH CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                             (Dollars in thousands)

                                                                 Nine Months Ended
                                                                    December 31
                                                              ----------------------

                                                                1998            1997
                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                              $ 5,402         $ 3,292
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
              Depreciation and amortization                      2,878           2,696
              Foreign currency exchange loss                       (57)            455
              Minority interest                                    (16)           (105)
              Gain on sale of patents                           (1,481)
              Other, net                                           138             (44)
              Changes in assets and liabilities:
                  Accounts receivable                           (2,769)         (2,760)
                  Inventories                                   (1,185)            736
                  Prepaid expenses                                (384)           (126)
                  Accounts payable                                 175             237
                  Accrued expenses                                (212)            516
                  Income taxes payable                             122           1,506
                                                               -------         -------
                     Total adjustments                          (2,791)          3,111
                                                               -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,611           6,403
                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                        (3,122)           (979)
     Patent application costs                                     (176)           (307)
     Proceeds from sale of patents                               1,600              --
     Proceeds from sale of marketable securities                   445              --
     Other                                                         (15)             (2)
                                                               -------         -------
NET CASH USED IN INVESTING ACTIVITIES                           (1,268)         (1,288)

CASH FLOWS FROM FINANCING ACTIVITIES

      Repurchase of minority interest                             (436)           --
      Proceeds from note payable                                    44          (3,000)
      Proceeds from exercise of stock options                      778             406
      Payment of cash dividends                                   (950)           (674)
      Stock repurchase                                            (682)             --
                                                               -------         -------
NET CASH USED IN FINANCING ACTIVITIES                           (1,246)         (3,268)

Effects of exchange rate changes on foreign currency
     cash balances                                                 364            (122)
                                                               -------         -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          461           1,725

Cash and cash equivalents at beginning of period                 6,805           3,222
                                                               -------         -------
Cash and cash equivalents at end of period                     $ 7,266         $ 4,947
                                                               -------         -------
                                                               -------         -------

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

NOTE 2 - RESTRUCTURING AND UNUSUAL ITEMS

During the third quarter ended December 31, 1998, $.08 million of employee related costs were paid, reducing the restructuring reserve balance. The restructuring reserve balance as of December 31, 1998 totaled $.48 million.

On December 1, 1998 the company announced the sale of two patents to an undisclosed third party resulting in a gain of $1.481 million, ($.981 million after tax), which is reflected in other income in the third quarter. The technology covered in these patents does not cover any current products or future development plans.

NOTE 3 - LINE OF CREDIT

At December 31, 1998, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (7.75% at December 31, 1998) or the indexed London Interbank Offered Rate (LIBOR). As of December 31, 1998, the Company had no outstanding borrowings under the line of credit.

NOTE 4 - NET EARNINGS PER SHARE

The Company had adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. Statements of Financial Accounting Standard No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine month periods ended December 31, 1998 and 1997.

                              MINNTECH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 4 - NET EARNINGS PER SHARE (CONT'D)

(in thousands, except per share amounts)         Income Before     Effect of Dilutive        Diluted
Three months ended 12/31/98                    Extraordinary Item     Stock Options    Earnings Per Share
---------------------------                    ------------------     --------------   ------------------
Income (Numerator)                                  $ 2,486                                   $ 1,505
Shares (Denominator)                                  6,737               114                   6,851
  Per Share Amount                                  $   .37                                   $   .36
Three months ended 12/31/97
---------------------------
Income (Numerator)                                  $ 1,199                                   $ 1,199
Shares (Denominator)                                  6,762                64                   6,826
   Per Share Amount                                 $   .18                                   $   .18
(in thousands, except per share amounts)         Income Before     Effect of Dilutive        Diluted
Nine months ended 12/31/98                     Extraordinary Item     Stock Options    Earnings Per Share
---------------------------                    ------------------     --------------   ------------------
Income (Numerator)                                  $ 5,402                                   $ 5,402
Shares (Denominator)                                  6,806               165                   6,971
  Per Share Amount                                  $   .79                                   $   .77

Nine months ended 12/31/97
--------------------------
Income (Numerator)                                  $ 3,292                                   $ 3,292
Shares (Denominator)                                  6,748                14                   6,762
   Per Share Amount                                 $   .49                                   $   .49

Outstanding stock options to purchase 242,693 shares of common stock as of December 31, 1998 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the period.

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

                                                  Three months ended              Nine months ended
                                                ------------------------        -----------------------
December 31,                                     1998            1997            1998            1997
------------                                     ----            ----            ----            ----
Net income                                      $ 2,486         $ 1,199         $ 5,402        $ 3,292
Unrealized gains/losses or securities                (1)             (6)             14             (9)
Foreign currency translation adjustments            (90)              2             306            (43)
                                                -------         -------         -------        -------
Comprehensive income                            $ 2,395         $ 1,195         $ 5,722        $ 3,240
                                                -------         -------         -------        -------
                                                -------         -------         -------        -------

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues in the third quarter ended December 31, 1998 increased by 13.3 percent to $19.7 million. Excluding contract revenue, product sales increased 12.9 percent compared to the second quarter of last fiscal year. Cardiosurgery product sales increased 24.8 percent over the same period a year ago due to growth in international unit sales of the Biocor 200(TM) High Performance Oxygenator, combined with increased unit sales of hemoconcentrators. Sales of reprocessing products increased by 7.2 percent in the quarter as a result of continued unit growth in dialyzer reprocessing products. Industrial filtration and separation sales grew by 51.3 percent in the quarter. Dialysis supply and device sales (consisting of dialysis concentrate, dialyzers and electronic products), increased 7.4 percent for the quarter due to growth of 15.4 percent in concentrate products partially offset by lower sales of the Company's discontinued dialyzer product line.

Revenues for the nine month period ended December 31, 1998 increased by 9.5 percent to $56.4 million. Fiscal year-to-date product sales increased by 8.5 percent or $4.4 million. Reprocessing product sales are up 9.6 percent over the same period a year ago due to unit growth in both endoscope and dialyzer reprocessing. Fiscal year-to-date sales growth of 14.9 percent in cardiosurgery products is attributable primarily to Biocor 200(TM) High Performance Oxygenator increases in international markets. Industrial filtration and separation sales are up 31.3 percent over the same period one year ago. Dialysis supply and device sales decreased slightly from the same period last fiscal year due to declining dialyzer product (discontinued product line) sales. Dialysis concentrate sales are up 10.2 percent from the same period last year.

Product sales by group are summarized on the following table:

                                        Three Months Ended      Nine Months Ended
                                            December 31             December 31
                                       ------------------- -----------------------
(dollars in thousands)                   1998        1997        1998        1997
                                       -------     -------     -------     -------
Dialysis supplies and devices          $ 5,592     $ 5,208     $15,844     $15,890
Reprocessing products                    8,555       7,977      25,281      23,065
Cardiosurgery products                   4,188       3,355      11,982      10,424
Industrial filtration & separation       1,347         890       2,838       2,161
                                       -------     -------     -------     -------
Total product sales                    $19,682     $17,430     $55,945     $51,540
                                       -------     -------     -------     -------
                                       -------     -------     -------     -------

Gross margin on product sales as a percentage of sales in the quarter ended December 31, 1998 increased to 44.4 percent from 43.9 percent in the same quarter last fiscal year. For the nine month period ended December 31, 1998 gross margins on product sales were 44.7 percent as compared to 42.0 percent in the prior year. The improvement in gross margins for both the three and nine month periods is attributable to product cost reductions combined with favorable product mix.

Research and development expenses in the third quarter ended December 31, 1998 were $1.1 million or 5.7 percent of revenues, compared to $.7 million or 4.1 percent of revenues, in the third quarter of fiscal 1998. For the nine months ended December 31, 1998 expenses totaled $3.1 million, or 5.5 percent of revenues, compared to $2.0 million, or 4.0 percent of revenues, for the same period one year ago. The increase in research and development spending for the three and nine month periods is primarily related to the development of a second generation endoscope reprocessing machine and sterilant. The Company expects that research and development spending in fiscal year 1999 will approximate 5.4 to 5.7 percent of revenues.

Selling, general, and administrative expenses in the quarter ended December 31, 1998, were $5.3 million or 26.6 percent of revenues, compared to $4.8 million or
27.8 percent of revenues, in the third quarter one year ago. For the nine months ended December 31, 1998 selling, general, and administrative expenses totaled $15.2 million, or 27.0 percent of revenues, compared to $14.0 million, or 27.3 percent of revenues, for the same period last year. The absolute dollars of selling, general and administrative spending increased to support the BiocorTM Oxygenator launch and additional dialyzer reprocessing marketing programs.

The Company's effective income tax rates for both the third quarter and nine months ended December 31, 1998 were 33.8 percent, compared to 33.0 percent and 33.3 percent, respectively, for the same periods one year ago. The tax provision in the current and prior fiscal year reflect a benefit for net operating loss carryforwards in the Company's European subsidiary. The Company expects that the effective tax rate for fiscal 1999 will range between 33.5 percent and 34.0 percent.

The Company reported net earnings of $2.486 million for the quarter ended December 31, 1998, or 12.6 percent of revenues, compared to net earnings of $1.199 million, or 6.9 percent of revenues, in the third quarter one year ago. For the nine months ended December 31, 1998, net earnings were $5.402 million, or 9.6 percent of revenues, compared to net earnings of $3.292 million, or 6.4 percent of revenues, for the same period one year ago. Fiscal 1999 third quarter net earnings reflect $.981 million for the sale of two U.S. patents. Excluding this sale, the Company's net earnings totaled $1.505 million and $4.421 million for the quarter and nine months ended December 31, 1998, respectively. The increase in net earnings for both the quarter and nine month period is primarily attributable to the impact of the patent sale combined with improved gross margins on product sales.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1.1 million and $2.6 million of cash and cash equivalents for the quarter and nine months ended December 31, 1998, respectively. At December 31, 1998, the Company had $7.2 million of cash and cash equivalents.

Working capital at December 31, 1998 was $30.3 million compared to $26.1 million at March 31, 1998. The current ratio at December 31, 1998 was 4.5:1 compared to 4.1:1 at March 31, 1998. The Company invested $3.1 million in capital equipment in the nine months ended December 31, 1998 and plans to invest between $3.5 million and $4.0 million during fiscal year 1999.

The Company announced a stock repurchase program on August 21, 1998. To date, the Company has repurchased 96,200 shares of common stock through this program, 11,500 shares of which were repurchased in the third quarter.


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

The Company has not yet determined the extent of contingency planning required, but anticipates that such plans will be completed by September 30, 1999. Through December 31, 1998 Minntech has spent approximately $.7 million for Year 2000 remediation. Based on the status of assessments and remediation plans to date, the Company estimates the total remaining cost of remediation at approximately $.1 million. The Company believes it has ample resources to fund and complete remediation and testing. However, estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be materially greater than anticipated.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

              None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)       Exhibits

                  3(c)   Amendment of By-Laws effective November 25, 1998.
                  10(1)  Minntech Corporation Amended 1998 Stock Option Plan (2)
                  27     Financial Data Schedule

         b)       Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended December 31, 1998

                  (1) Incorporated by reference to the specified exhibit filed as part of the Company's S-8 Registration Statement filed on January 13, 1999, File No. 0-11278.
                  (2) Incorporated by reference to the specified exhibit filed as part of the Company's S-8 Registration Statement filed on January 13, 1999, File No. 0-11278.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Minntech Corporation

Date: February 9, 1999
      ----------------
                                 /s/  Jules L. Fisher
                                 -----------------------------------------
                                 Jules L. Fisher
                                 Chief Financial Officer
                                 (Duly authorized officer)
                                 (Principal financial officer)

                              EXHIBIT INDEX



  EXHIBIT NO.                        EXHIBIT                                     FORM OF FILING
--------------      -------------------------------------------               --------------------
     3(c)            Amendment of By-Laws in November 1998.(1)

    10(l)            Minntech Corporation Amended 1998 Stock Option Plan.(2)

     27              Financial Data Schedule                                   Electronic Submission




(1) Incorporated by reference to the specified exhibit filed as part of the Company's S-8 Registration Statement filed on January 13, 1999, File No. 0-11278.

(2) Incorporated by reference to the specified exhibit filed as part of the Company's S-8 Registration Statement filed on January 13, 1999, File No. 0-11278.