Form 10-K
period 1999-03-31
MINNTECH CORP
filed 1999-06-29
CIK 724969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED MARCH 31, 1999 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 0-11278
                            ------------------------

                              MINNTECH CORPORATION

             (Exact name of registrant as specified in its charter)

         MINNESOTA                      41-1229121
      (State or other                (I.R.S. Employer
       jurisdiction                Identification No.)
     incorporation or
       organization)

                           14605 - 28TH AVENUE NORTH
                          MINNEAPOLIS, MINNESOTA 55447

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 553-3300
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.05 PER SHARE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of June 2, 1999, 6,838,742 shares of Common Stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing transaction price on such date as reported on the NASDAQ National Market System) held by non-affiliates of the registrant was approximately $94,887,545.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED BY REFERENCE                             10-K PART AND ITEM WHERE INCORPORATED
------------------------------------------------------  ------------------------------------------------------
1. Certain portions of the Definitive Proxy Statement             Part III: Items 10, 11, 12 and 13
   for the Annual Meeting of Shareholders of the
   Registrant to be held August 25, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Forward Looking Statements" in Item 7 and "Risk Factors" on pages 19 - 23 of this Annual Report on Form 10-K, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF THE BUSINESS

    Minntech Corporation (the "Company") was incorporated on January 30, 1974, under the laws of Minnesota. The Company is engaged in the development, manufacture, and marketing of medical supplies and devices, sterilants, and filtration and separation products. The Company's products are used primarily in kidney dialysis and in open-heart surgery. The trade name of Minntech Renal Systems is used for products sold in the dialysis market and the trade name of Minntech is used for products sold in the cardiosurgery market. The trade name of Minntech Fibercor is used for filtration and separation products marketed to the pharmaceutical, medical, semiconductor, and biotechnology industries. The Company has core technologies in electronics, fibers, plastics, and chemical solutions, all of which were internally developed.

INDUSTRY SEGMENTS

    Through March 31, 1999, the Company has been primarily engaged in the manufacture and marketing of medical devices and supplies. The Company also markets filtration devices and disinfectants for filtration and separation applications.

PRODUCTS

    The Company has three interrelated product segments:

    - Dialysis Products

    - Cardiosurgery Products

    - Developing Businesses (including filtration and separation and endoscope reprocessing products)

DIALYSIS PRODUCTS

    The Company manufactures supplies, concentrates, and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease ("ESRD"). These dialysis products accounted for approximately 69.5 percent of the Company's product sales in fiscal 1999, 72.7 percent of product sales in fiscal 1998, and 69.3 percent of product sales in fiscal 1997.

    CONCENTRATES

    The Company's main dialysis supply product is a line of acetate and bicarbonate concentrates used by kidney centers to prepare dialysate, a chemical solution used to draw waste products out of the blood during hemodialysis treatments. According to the United States Renal Data Service, approximately 220,000 Americans suffering from ESRD underwent life-sustaining hemodialysis treatments in 1997. These treatments are typically administered three times a week and require approximately three gallons of dialysis concentrate each. The Company believes it provides the industry's most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines.

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

    DIALYZER REPROCESSING

    The Company's dialyzer reprocessing products include the Renatron-Registered Trademark- II Automated Dialyzer Reprocessing System, the Renalog-Registered Trademark- III Data Management System, and Renalin-Registered Trademark- Cold Sterilant, a peracetic acid solution that replaces formaldehyde, glutaraldehyde, and bleach in dialyzer reprocessing. Actril-Registered Trademark- Cold Sterilant, a surface disinfectant, is also part of the dialyzer reprocessing product line.

    In response to government-mandated cost containment measures, in the late 1970s many United States dialysis centers began disinfecting and reusing dialyzers (artificial kidneys) instead of discarding them after a single use (a procedure now known as "dialyzer reuse"). Data released by the Centers for Disease Control ("CDC") indicate that, as of 1996, 81 percent of all dialysis centers in the United States reuse dialyzers. Between 1983 and 1996, the percentage of these facilities using Renalin-Registered Trademark- for dialyzer reprocessing grew from 5 to 54 percent. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers. The CDC also reported that 61 percent of centers practicing reuse used an automated system to reprocess their dialyzers.

    Unlike the United States market, dialyzer reuse is in the formative stages in Europe. The Company has increased reprocessing product sales in Europe by employing direct salespersons in major dialysis markets and promoting the advantages of reuse. The Company estimates that approximately 73 percent of the worldwide ESRD patients are outside of the United States.

    The Renatron-Registered Trademark- reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing, and testing dialyzers for multiple use. The Renatron-Registered Trademark- II, the most current version of the product introduced in 1990, includes a bar code reader, computer, and a Renalog-Registered Trademark- III software system that provides dialysis centers with automated record keeping and data analysis capabilities. The Company believes its Renatron-Registered Trademark- system is faster, easier to use, and more efficient than competitive automated systems. The Company also believes that the Renatron-Registered Trademark- system is one of the top selling automated dialyzer reprocessing systems in the world. At March 31, 1999, the Company had an installed customer base of more than 4,000 Renatron-Registered Trademark- stations, and had supply agreements with dialysis provider chains that account for approximately 40 percent of the hemodialysis market.

    Renalin-Registered Trademark- Cold Sterilant has been used in over 86 million dialyzer reprocessing treatments since the product was first introduced in 1985. The product's proprietary peracetic acid-based formula effectively cleans, disinfects, and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin-Registered Trademark- is the leading dialyzer reprocessing solution in the United States.

    In May 1999, the Company introduced the RenaClear-TM- Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system. The system removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as "precleaning." Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion can increase the risk of contamination of the dialyzer membrane. The RenaClear-TM-system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The RenaClear-TM- Dialyzer Cleaning System is designed for use with peracetic acid-based RenaClear-TM- Disinfectant. Both will be available for sale in fiscal year 2000.

    OTHER

    In March 1997, the Company discontinued the Primus-Registered Trademark-dialyzer line (artificial kidney), taking a one-time restructuring charge to write off all of the assets employed in the dialyzer business.

CARDIOSURGERY PRODUCTS

    The Company manufactures three hollow fiber devices for use in cardiosurgery--oxygenators, hemoconcentrators, and hemofilters. A fourth device, a cardioplegia heat exchanger, has been submitted to the United States Food and Drug Administration ("FDA") for review, and will be introduced to the European market in fiscal 2000. The Company's cardiosurgery products accounted for approximately 21.8 percent of total product sales in fiscal 1999, 19.9 percent of product sales in fiscal 1998, and 25.7 percent of product sales in fiscal 1997.

    OXYGENATORS

    The Company has manufactured membrane oxygenators based on its proprietary hollow fiber technology since 1987. To date, the Company's oxygenators have been used in nearly 800,000 open-heart procedures worldwide.

    An oxygenator is used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to replace the function of the lungs during open-heart surgery. The patient's blood is circulated through the device, which removes the carbon dioxide in the blood and exchanges it for oxygen. The Company estimates that there are an estimated 900,000 open-heart procedures performed annually worldwide.

    The Biocor-Registered Trademark- 200 High Performance Oxygenator was launched in the U.S. in April 1997. The product has been available in Europe since November 1995. The Biocor-Registered Trademark- incorporates the Company's proprietary weaving technology and offers improved performance over its first-generation oxygenator. The compact design and reduced surface area of the device results in a low priming volume--a feature that shortens set-up time for the perfusionist and can reduce the need for donor blood. The
Biocor-Registered Trademark- also features a highly biocompatible plastic heat exchanger. The Company believes that the consistent high performance characteristics of the Biocor-Registered Trademark- make the product equal or superior to competing oxygenators.

    From 1987 to March 31, 1997, the Company manufactured its first generation membrane oxygenator for exclusive worldwide distribution pursuant to an agreement with C. R. Bard Inc. ("Bard"), under which Bard had exclusive distribution rights through March 31, 1997, and nonexclusive rights thereafter. Under its agreement with the Company, Bard was restricted from selling any other oxygenator until January 1, 1997. In fiscal 1993, the largest purchase year of the agreement, the first-generation oxygenator represented 35.3 percent total Company sales. In fiscal 1997, the oxygenators represented 10.9 percent of total sales. The Company did not receive significant orders from Bard in fiscal 1998 or 1999. Since March 31, 1997, this first generation oxygenator has been available directly from the Company under the trade name Minntech-TM- 400.

    HEMOCONCENTRATORS

    In fiscal 1999, the Company received 510(k) market clearance from the FDA for two new hemoconcentrators--the HPH-Registered Trademark- 700 HPH, an adult hemoconcentrator (December 1998), and the HPH Mini-TM-, a hemoconcentrator designed specifically for pediatric and neonatal patients (May 1998). With the addition of these two new hemoconcentrators, the Company now offers a total of five hemoconcentrator devices to meet the clinical volume requirements of neonatal through large adult patients. Since 1985, the Company has manufactured and marketed a complete line of hemoconcentrators. The Hemocor
HPH-Registered Trademark- hemoconcentrator line, the Company's current third-generation product, succeeded the Hemocor Plus-Registered Trademark-second-generation hemoconcentrator line in February 1994.

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

    The Company estimates that hemoconcentration is currently used in up to 30 percent of the estimated 440,000 open-heart procedures performed annually in the United States, and to a lesser extent internationally. Such procedures require up to 132,000 hemoconcentrator devices each year worldwide. At March 31, 1999, the Company believes it held a 70 percent share of the United States hemoconcentrator market. The Company is currently exploring new clinical applications for its hemoconcentrator products that it believes could increase the total market size for the product.

    HEMOFILTERS

    In October 1997, the Company entered into a marketing and distribution agreement with Baxter Healthcare Corporation (a subsidiary of Baxter International, Inc.) to sell the Company's entire line of Renaflo-Registered Trademark- II and Minifilter Plus-TM- hemofilter products in all world markets except Japan and China.

    The Renaflo-Registered Trademark- hemofilter, introduced in 1985, is a device that performs hemofiltration--a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes plasma water, waste products, and toxins from the circulating blood of patients while conserving the cellular and protein content of the blood. The Company's hemofilter line features no-rinse, polysulfone fiber that requires minimal set up time for the healthcare professional and is highly biocompatible for patient comfort. The hemofilter is available in four different sizes to meet the clinical needs of neonates through adults.

    In April 1995, the Company completed the acquisition of the hemoconcentrator, hemofilter, and dialysate filter product lines from Amicon Ireland Ltd., an indirect subsidiary of W.R. Grace & Co. ("Amicon"). The Company began manufacturing the hemoconcentrator and hemofilter products in its Minneapolis facility in the first quarter of fiscal 1997.

    OTHER

    The EnGUARD-TM- PHX, a cardioplegia heat exchanger, was CE marked by the Company in April 1999. The European market release of the product is scheduled for fiscal 2000, and 510(k) submission for the product was made to the FDA on April 2, 1999. The EnGUARD-TM- PHX precisely controls the temperature and delivery of cardioplegia, a blood and/or chemical solution that arrests and protects the heart during cardiopulmonary bypass procedures. The device is used by a perfusionist as part of the cardiopulmonary bypass circuit. Like the Biocor-Registered Trademark- oxygenator, the EnGUARD-TM- features the only polymeric heat-exchanger currently available that is not susceptible to electrostatic build-up, discharge, and associated fiber rupture.

    In March 1997, in an effort to reduce expenses and focus resources on profitable product areas, the Company discontinued the Cathetron-Registered Trademark- system and CATHx-Registered Trademark-sterilant. The Cathetron-Registered Trademark- system, along with its companion cold sterilant CATHx-Registered Trademark-, was an automated system for cleaning and sterilizing cardiovascular catheters for subsequent reuse. The Company retains the patent rights to the technologies used in these products.

DEVELOPING BUSINESS PRODUCTS

    The Company's developing businesses include those product lines that account for less than ten percent of total revenues, including the Company's filtration and separation product line and endoscope reprocessing product line. Developing business products accounted for 8.7 percent of the Company's product sales in fiscal 1999, 7.4 percent of product sales in fiscal 1998, and
5.0 percent of product sales in fiscal 1997.

FILTRATION AND SEPARATION PRODUCTS

    The Company's filtration and separation division, Minntech Fibercor, manufactures hollow fiber filters and disinfectants for high-purity water systems in the pharmaceutical, medical, and biotechnology industries. The Company's filtration and separation products are currently sold primarily in the United States. However, the Company began the establishment of a European distribution network in fiscal 1998 in order to capture a larger share of the estimated $1.5 billion worldwide microfiltration market. The Company intends to grow this portion of the business through selected acquisitions.

    Filtration and separation product sales accounted for approximately 6 percent of the Company's total product sales in fiscal 1999.

    FILTER PRODUCTS

    The Company received 510(k) clearance from the FDA in March 1999 to market FiberFlo-Registered Trademark- hollow fiber in-line capsule filters for medical applications. The FiberFlo-Registered Trademark- Hollow Fiber Capsule Filter line, which made its market debut in April 1998, is based on the same high performance hollow fiber technology used in the Company's polysulfone FiberFlo-Registered Trademark- HF cartridge filter product line. Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases. FiberFlo-Registered Trademark-capsule filters are engineered for point-of-use applications that require very fine filtration. To date, they are also the only solution filtration products on the market to make endotoxin reduction claims. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo-Registered Trademark- capsule filters and cartridge filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

    FiberFlo-Registered Trademark- cartridge filters are used in high-purity industrial water systems to filter spores, bacteria, and pyrogens from water. They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the American Association of Medical Instrumentation. The cartridge filters feature large surface area and fine filtration advantages that are similar to the Company's capsule filter line.

    DISINFECTANTS

    The Company's Minncare-Registered Trademark- Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems. Minncare-Registered Trademark- is based on the Company's proprietary peracetic acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. The Company has private label agreements for both Minncare-Registered Trademark- and Actril-Registered Trademark- sterilants with several manufacturers of filtration and separation products.

    OTHER

    Minntech Fibercor offers a line of ancillary filtration products, including cleaning solutions, disinfectant test strips, and filtration housings and accessories.

ENDOSCOPE REPROCESSING

    In February 1998, the Company entered into a distribution and marketing agreement with Advanced Sterilization Products ("ASP"), a division of Ethicon (a Johnson & Johnson company), to sell the Company's automated endoscope reprocessor (formerly the AER-TM- Plus) and endoscope reprocessing sterilant/disinfectant product (formerly Peract-Registered Trademark- 20). The multi-year alliance calls for ASP to meet certain minimum purchase agreements of the endoscope reprocessor and sterilant/disinfectant. Both products will continue to be manufactured at the Company's production facility in Minneapolis, Minnesota. The Company also entered into a multi-year joint development deal with ASP in April 1998 to develop a next generation endoscope reprocessor and sterilant. See "Research and Product Development" for more information.

    The Company's endoscope reprocessing product line was originally purchased from Bard Interventional Products, a division of C.R. Bard Inc., in September 1994. Through February 1998, the products were sold under the Company's trade name of Unitrol-TM-.

    An estimated 15 million gastrointestinal endoscopy procedures are performed in the United States each year. Unlike disposable medical devices, which are discarded after a patient procedure, the endoscopes used in these procedures may be used on hundreds of patients a year before being retired from use. These multi-channel scopes have numerous joints and crevices that can easily become clogged with blood, tissue, or other biological material. The risk of transmitting infection from patient to patient can be high if a thorough and reliable disinfection procedure is not performed after each procedure. The Company's automated endoscope reprocessor provides consistent high-level endoscope disinfection. The self-contained system also helps safeguard reprocessing staff by containing any disinfectant fumes.

    The most widely-used sterilant used for endoscope reprocessing, glutaraldehyde, emits fumes that can irritate the skin and respiratory system. Published studies have reported severe physical reactions to glutaraldehyde fumes, including skin irritation and inflammation, burning eyes, headaches, and respiratory distress during medical device reprocessing procedures. The Company believes its peracetic acid sterilant/ disinfectant has a competive advantage over glutarldehyde in that it emits no noxious fumes and is biodegradable to safeguard healthcare workers and the environment.

    Endoscope reprocessing product sales accounted for approximately 3 percent of the Company's total product sales in fiscal 1999.

MARKETS AND DISTRIBUTION

    The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through a direct sales force and through distributors. At March 31, 1999, the Company employed a total of seven dialysis sales representatives in the United States, three cardiosurgery sales representatives, and three water filtration sales representatives. In addition, a customer service staff and a technical services department support field activity. The Company operates its own trucks to minimize shipping costs and to expedite delivery of certain products from its Minneapolis, Minnesota facilities. In fiscal 1999, the Company opened a second concentrate distribution center in Camp Hill, Pennsylvania to more efficiently serve its customers in the northeastern United States.

    Minntech B.V., the Company's headquarters for its European operations in the Netherlands, employed a total of 25 people in Europe at March 31, 1999. This wholly-owned subsidiary has been the base for the Company's European dialysis and cardiosurgery sales operations since 1995. In fiscal 1999, the Company began to establish a European sales distribution network for filtration and separation products. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. In May 1998, the Company formed its Minntech International division to oversee operations of both Minntech B.V. and Minntech Japan.

    The Company's dialysis marketing programs are directed at nephrologists (doctors who specialize in treating kidney disease), nurses, hospital and clinic administrators, and others who influence purchasing decisions. Cardiosurgery marketing programs are directed at perfusionists and cardiovascular surgeons, and filtration and separation marketing programs are directed at distributors and large original equipment manufacturers (OEM's).

    Pursuant to its marketing agreement with ASP, the Company does not directly engage in endoscope reprocessing marketing activities. However, the Company does support ASP's marketing programs by providing sales training, clinical education, and technical assistance as needed. ASP's endoscope reprocessing customer base includes gastroenterology nurses and physicians, infection control and central sterile processing personnel, and hospital and clinic administrators.

SOURCES AND AVAILABILITY OF MATERIALS

    The Company has multiple sources of supplies for use in its manufacturing operations with the exception of oxygenator fiber. Failure to obtain adequate supplies of oxygenator fiber on a timely basis could have a material adverse effect on the Company's results of operations. In addition, the Company constructs many of its injection molds and also molds and extrudes many of its component plastic parts.

PATENTS AND TRADEMARKS

    The Company holds rights under 103 patents worldwide (including 45 U.S. patents) covering its products or components thereof. At March 31, 1999, the Company also had a total of 57 pending patent applications in the United States and in foreign countries. The Company also holds rights under 243 trademark registrations worldwide and had 69 trademark applications pending as of March 31, 1999.

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

SEASONALITY OF THE BUSINESS

    The Company's business is not seasonal.

WORKING CAPITAL AND BACKLOG

    The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within 30 days of receipt. The Company had approximately $416,000 of order backlogs as of March 31, 1999.

SIGNIFICANT CUSTOMERS

    The Company's five largest customers accounted for approximately 33.4 percent of total sales in 1999, 24.9 percent in 1998, and 29.0 percent in 1997. Total Renal Care Holdings, Inc., the Company's largest customer, accounted for
10.0 percent of total sales in 1999.

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

    In fiscal 1999, two of the Company's competitors (Fresenius Medical Care AG and HDC Medical, Inc.) introduced peracetic acid-based dialyzer reprocessing germicides, expanding a market previously dominated by the Company's Renalin-Registered Trademark- Cold Sterilant product. However, Renalin-Registered Trademark- remains the only reprocessing chemical that has been validated for use with the Renatron-Registered Trademark- dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. The Company has informed its Renatron-Registered Trademark- customers that it is unable to guarantee the integrity, reliability, and chemical interaction of alternative germicides with the Renatron-Registered Trademark- system. The Company believes that this validation, coupled with the Company's extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for their product. However, the competitive price pressures introduced by these new germicides may impact the Company's current dialyzer reprocessing chemical market share.

    There is a growing trend in the dialysis industry whereby manufacturers of supplies are acquiring chains of dialysis treatment centers. These manufacturers have a built-in customer base for their products. However, the Company currently views its manufacturer-only status as a competitive market advantage. The Company believes that many dialysis treatment providers do not want to purchase hemodialysis supplies from manufacturers who also provide dialysis services and are, in effect, their competitors.

    CARDIOSURGERY

    The Company's major competitors in the oxygenator market are Bard, Medtronic Perfusion Systems, the Bentley Division of Baxter Healthcare Corporation, Sorin Biomedical, Inc., Terumo Medical Corporation, and SARNS, Inc. (currently a subsidiary of 3M Company; pending acquisition by Terumo Medical Corporation). The major competitors in the hemoconcentrator market are Sorin Biomedical, Terumo Medical Corporation, Baxter Healthcare Corporation, and Fresenius Medical Care AG.

    The cardiosurgery supply business has also experienced some consolidation over the past several years. Since 1995, Baxter International, one of the largest manufacturers of cardiosurgery devices, has purchased several large contract groups that provide perfusion services to hospitals. This development may have a future impact on sales of cardiosurgery products to the perfusionists employed by this competitor, and the hospitals they contract with. In addition, the development of new surgical technologies such as minimally-invasive cardiosurgery that may not require current perfusion components such as oxygenators or hemoconcentrators could impact future sales of these products.

    DEVELOPING BUSINESSES--FILTRATION AND SEPARATION

    Major competitors in the industry include Pall Corporation, Millipore Corporation, Sartorius AG, Cuno, Inc., Whatman, Inc., and Osmonics, Inc. There are a number of different mediums currently used in the manufacture of microfilters that compete with the Company's polysulfone fibers (e.g., PTFE, cellulose, polypropylene, nylon, PVDF).

MARKET CONDITIONS

    The health care industry in the United States operates under cost-containment pressures imposed by the federal government, employers, and health insurance carriers. One major influence is the Medicare Prospective Payment System, implemented in 1983, which provides for fixed payments to hospitals for care of Medicare patients based on diagnosis rather than actual hospital charges (the DRG system). In addition, the Company's end-user customers for its dialysis and reprocessing products are subject to fixed payments per treatment under separate Medicare regulations which have been in place for 25 years.

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

    In April 1998, the Company entered into an agreement with ASP for the development of a next-generation automatic endoscope reprocessing machine and chemical sterilant. This multi-year joint development and licensing agreement calls for a $1.5 million licensing fee to be paid to the Company upon the completion of certain milestone events. The Company met all required milestones on schedule in fiscal 1999. Under the agreement, the Company will have the exclusive right to manufacture the reprocessing system and sterilant, and ASP will have worldwide marketing rights for the products.

    The Company's other current research and development efforts are directed toward dialyzer reprocessing applications, hemodialysis concentrate technologies, blood filtration and oxygenation technologies, sterilant/disinfectant applications, and filtration and separation technologies.

    As of March 31, 1999, 30 of the Company's employees were engaged in research and development. In addition to its own research activities, the Company, from time to time, obtains experimental and clinical research from outside investigators, consultants, and institutions.

    Over the past three years the Company has expended a total of $10.7 million in research and development as follows: fiscal 1999--$4.4 million; fiscal 1998--$2.9 million; and fiscal 1997--$3.4 million. Such costs represented 5.8 percent, 4.1 percent, and 5.2 percent of revenues, respectively, in each period.

GOVERNMENT REGULATION

    The medical products manufactured and marketed by the Company are subject to the Federal Food, Drug and Cosmetic Act and the Medical Device Amendments of 1976 (collectively, the "FDCA"). These laws give the FDA extensive regulatory authority over medical products developed, manufactured or marketed by the Company in the United States. The FDCA requires the Company to register with the FDA, provide updated device listings and submit a premarket notification to FDA when (i) a device is being introduced into the market for the first time; (ii) the manufacturer makes a significant change or modification to an already marketed device that could affect safety or effectiveness; or (iii) there is a major change or modification in the intended use of the device. The FDCA also requires that the Company submit a premarket approval application for devices that are life supporting or sustaining, or present a potential unreasonable risk of injury or illness. In addition, the FDCA subjects the Company to Quality System Regulations ("QSR") under which the FDA conducts periodic inspections to verify compliance. Further, the QSRs impose certain requirements regarding manufacturing procedures, distribution, advertising, labeling, and record keeping. The FDA also has the power to order suspension of manufacturing or marketing or to recall products that are not in compliance with law.

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

    In January 1995, the Company received ISO 9001 certification for its Minneapolis, Minnesota facilities, and in April 1999, subsidiary Minntech B.V. received ISO 9002 certification for its Herleen, The Netherlands facility. This certification allows the Company to self-certify its products for sale throughout the European community. In order to self-certify, the Company must maintain certain records and files, which are reviewed by a "notified body" organization on an annual basis. Many of the Company's products now display the CE mark.

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

EMPLOYEES

    As of March 31, 1999, the Company employed 403 full-time and 8 part-time employees, including 319 persons in manufacturing operations. An additional 44 people were contracted as temporary labor. None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

GEOGRAPHIC AREA INFORMATION

    The major foreign markets for the Company's products are Europe and the Pacific Rim. Sales outside the United States for the fiscal years ended March 31, 1999, 1998 and 1997 were approximately $17.2 million, $14.6 million and $12.2 million, respectively. Sales outside the United States accounted for approximately 23 percent, 21 percent, and 19 percent of total sales, respectively, in each period.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, and the year they became executive officers are listed below:

                                                                                                             FIRST ELECTED
NAME                                                      POSITION WITH COMPANY                    AGE        AS OFFICER
------------------------------------------  -------------------------------------------------      ---      ---------------
Thomas J. McGoldrick......................  President and Chief Executive Officer                      58           1985

Daniel H. Schyma..........................  Vice President Sales and Marketing                         57           1992

Richard P. Goldhaber......................  Vice President Research and Development                    55           1993

Barbara A. Wrigley........................  Executive Vice President Corporate Development             48           1994

Robert W. Johnson.........................  Vice President--Regulatory Affairs and Quality
                                            Assurance                                                  43           1994

Paul E. Helms.............................  Senior Vice President Operations                           53           1996

Jules L. Fisher...........................  Vice President and Chief Financial Officer                 45           1996

    Mr. McGoldrick served as Vice President Corporate Development from March 1985 to June 1995, as Executive Vice President from June 1995 through March 1997, and as President and Chief Executive Officer and a director of the Company from March 1997 to date.

    Mr. Schyma served as Vice President Cardiopulmonary from January 1992 to June 1994, as Vice President International from June 1994 through March 1997, and as Vice President Sales and Marketing from March 1997 to date.

    Ms. Wrigley served as Vice President, General Counsel and Secretary from March 1994 to April 1999, and as Executive Vice President Corporate Development from April 1999 to date.

    Mr. Goldhaber has served as Vice President Research and Development from November 1993 to date.

    Mr. Johnson served as Director, Quality Assurance from August 1992 through April 1994, as Vice President Quality Assurance from April 1994 to March 1997, and as Vice President Regulatory Affairs and Quality Assurance from March 1997 to date.

    Mr. Helms joined the Company in August 1996 as Senior Vice President Operations, having previously been employed by Cabot Medical Corporation, a medical device company, from 1988 to 1996, most recently as Vice President of Operations (1991 to 1996).

    Mr. Fisher joined the Company in November 1996 as Vice President and Chief Financial Officer, having previously been employed by U.S. Surgical Corporation, a medical device manufacturer, as Director, Operations Accounting from 1991 to 1996.

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

    In fiscal 1999, the Company leased two additional Minneapolis facilities to support its dialysis business. The first is a 43,100 square-foot building adjacent to the Company's Minneapolis headquarters. This building is used primarily for warehouse operations, and houses some administrative staff. The second facility is a 14,300 square-foot building used for concentrate and sterilant warehousing only.

    The Company also leases a 24,311 square foot building located in Camp Hill, Pennsylvania. This facility is used as a warehouse and distribution hub for the Company's dialysis concentrate business.

    The Company owns a 2.3 acre parcel of land adjacent to the Company's Minneapolis facilities. A second 5.5 acre parcel previously owned by the Company was sold in early fiscal 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the NASDAQ National Market System under the symbol "MNTX". The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

                                                               YEARS ENDED MARCH 31
                                                    ------------------------------------------
                                                            1999                  1998
                                                    --------------------  --------------------
FISCAL QUARTER PRICES                                 HIGH        LOW       HIGH        LOW
--------------------------------------------------  ---------  ---------  ---------  ---------
First Quarter.....................................  $  14.438  $  11.875  $  12.875  $   9.000
Second Quarter....................................  $  13.000  $   9.000  $  12.250  $  10.250
Third Quarter.....................................  $  17.125  $   9.000  $  13.250  $  11.000
Fourth Quarter....................................  $  15.250  $  10.375  $  14.250  $  11.938

    As of June 11, 1999, the Company had more than 400 shareholders of record.

    The Company paid annual cash dividends of $0.10 per share on its Common Stock in September 1998 and September 1997. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    (in thousands of dollars except per share amounts)

                                                                   YEARS ENDED MARCH 31
                                             ----------------------------------------------------------------
                                               1999       1998       1997       1996       1995       1994
                                             ---------  ---------  ---------  ---------  ---------  ---------
STATEMENT OF EARNINGS DATA
Net sales--product.........................  $  75,224  $  69,381  $  65,907  $  64,769  $  55,883  $  47,488
Contract revenues..........................      1,040         --         --         --        300        300
                                             ---------  ---------  ---------  ---------  ---------  ---------
Total revenues.............................     76,264     69,381     65,907     64,769     56,183     47,788
Cost of product sales......................     41,740     39,818     38,493     38,107     31,775     26,620
Research and development
  expenses.................................      4,440      2,862      3,424      3,123      3,133      2,893
Selling, general and administrative
  expenses.................................     20,249     19,154     17,404     15,320     11,940     10,053
Amortization of intangibles................        848        752        856        763        358        198
Restructuring and other unusual
  items....................................         --         --      9,569        936         --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) from operations............      8,987      6,795     (3,839)     6,520      8,977      8,024
Other income (expense), net................      1,804         33       (499)        42        237        (44)
                                             ---------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) before income taxes........     10,791      6,828     (4,338)     6,562      9,214      7,980
Provision (benefit) for income taxes.......      3,647      2,253       (700)     2,394      3,294      3,045
Minority interest..........................        (16)      (110)      (266)      (140)        --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------
Net earnings (loss)........................      7,160  $   4,685  $  (3,372) $   4,308  $   5,920  $   4,935
                                             ---------  ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------  ---------
Basic earnings (loss) per share............  $    1.05  $    0.69  ($   0.50) $    0.66  $    0.95  $    0.81
Basic weighted-average common shares.......      6,803      6,746      6,722      6,513      6,235      6,094

BALANCE SHEET DATA
Cash, cash equivalents and marketable
  securities...............................  $   9,171  $   7,236  $   3,622  $   5,219  $   4,487  $   7,699
Working capital............................     31,904     26,080     20,104     22,128     18,106     17,875
Property and equipment, net................     15,021     14,191     15,647     17,323     15,632     12,900
Total assets...............................     58,726     51,550     48,594     50,047     41,274     36,030
Long term debt.............................         --         --         --         --         --      1,906
Stockholders' equity.......................     48,518     41,833     37,435     41,210     35,052     28,704
Book value per common shares...............  $    7.13  $    6.20  $    5.61  $    6.21  $    5.49  $    4.66

GENERAL DATA AND RATIOS
Dividends..................................        .10        .10        .10        .10        .10        .10
Current ratio..............................        4.4        4.1        3.0        4.2        4.6        5.4
Gross margin on net product sales..........       44.5%      42.6%      41.6%      41.2%      43.1%      43.9%
Net earnings (loss) as a % of revenues.....        9.5%       6.8%      (5.1)%       6.7%      10.5%      10.3%
Return on average stockholders' equity.....       15.8%      11.8%      (8.6)%      11.3%      18.6%      19.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    REVENUES

    Revenues in fiscal year 1999 increased by $6.9 million, or 10 percent over fiscal 1998 revenues. Fiscal 1999 product sales increased by $5.8 million or 8 percent due primarily to unit volume growth across our businesses. Revenues for fiscal 1999 reflect $1.04 million for achieving milestone events in the Company's licensing and development agreement with ASP.

    Sales of dialysis products reached $52.3 million in fiscal 1999, an increase of $1.9 million or 4 percent over fiscal 1998. Excluding discontinued products, dialysis product sales grew 7 percent in fiscal 1999 as compared to fiscal 1998. Sales of dialysis concentrate increased 9 percent and dialysis reprocessing products grew 6 percent for the year. Sales from cardiosurgery products increased $2.6 million or 19 percent from fiscal 1998, due primarily to a 40 percent increase in oxygenator sales. Developing business sales increased $1.4 million or 28 percent over the prior year. This increase is primarily attributable to 40 percent growth in our filtration and separation products.

    Revenues in fiscal 1998 increased by $3.5 million, or 5.3 percent over fiscal 1997 revenues due primarily to increased unit volumes in dialysis and endoscope reprocessing products. Sales of dialysis products grew $4.8 million to $50.4 million in fiscal 1998, a 10% increase over fiscal 1997. The dialysis product increase is attributable to growth of 20 percent in dialysis processing and 13 percent in dialysis concentrate, partially offset by decreases in discontinued products. Cardiosurgery sales declined $3.2 million or 19 percent in fiscal 1998, to $13.8 million. The decrease in cardiosurgery product sales was due to the phase out of the first generation oxygenator supply contract with Bard. Developing business product sales in fiscal 1998 increased $1.9 million or 56 percent over fiscal 1997. The increase is attributable to growth of 133 percent in endoscope reprocessing and 26 percent in filtration and separation.

    Foreign exchange rate movements had a favorable year-to-year impact on international sales of $.18 million in fiscal 1999. Foreign exchange rate movements had an unfavorable impact on international sales of $1.8 million in fiscal 1998 and $.6 million in fiscal 1997, respectively. Product sales have grown at a compound annual rate of 5 percent over the last three years. The following table is a summary of sales and percent of total Company sales by product group over the last three fiscal years:

                                                            YEAR ENDED MARCH 31
                                      ----------------------------------------------------------------
(IN THOUSANDS OF DOLLARS)                     1999                  1998                  1997

                                      --------------------  --------------------  --------------------
Dialysis products...................  $  52,280       69.5% $  50,425       72.7% $  45,657       69.3%
Cardiosurgery products..............     16,368       21.8%    13,802       19.9%    16,959       25.7%
Developing Business Products........      6,576        8.7%     5,155        7.4%     3,293        5.0%
                                      ---------  ---------  ---------  ---------  ---------  ---------
Total Company Sales.................  $  75,224      100.0% $  69,382      100.0% $  65,909      100.0%
                                      ---------  ---------  ---------  ---------  ---------  ---------
                                      ---------  ---------  ---------  ---------  ---------  ---------

    DEFINITIONS FOR NET SALES BY PRODUCT GROUP

    Product group segment reporting has been reclassified in 1999. Dialysis product sales now include all concentrate, dialyzer reprocessing, and dialysis supply and device revenues. The cardiosurgery product group remains the same. Developing business product sales includes filtration and separation and endoscope reprocessing revenues.

    INCOME/LOSS FROM OPERATIONS BY PRODUCT GROUP

    Following is a summary of income/(loss) from operations before income taxes.

                                                        YEAR ENDED MARCH 31
                               ----------------------------------------------------------------------
                                             % OF                    % OF                    % OF
                                            SEGMENT                 SEGMENT                 SEGMENT
(IN THOUSANDS OF DOLLARS)        1999      REVENUES      1998      REVENUES      1997      REVENUES

                               ----------------------  ----------------------  ----------------------
Dialysis products............  $  17,062        32.6%  $  16,015        31.8%  $  12,925        28.4%
Cardiosurgery products.......      3,039        18.6%      1,621        11.8%      4,583        27.0%
Other (Developing
  Businesses)................       (153)         --        (686)         --      (1,262)         --
Corporate & Unallocated......    (10,961)         --     (10,154)         --     (19,618)         --
                               ---------         ---   ---------         ---   ---------         ---
Total Company................  $   8,987        11.8%  $   6,796         9.8%     (3,372)         --
                               ---------         ---   ---------         ---   ---------         ---
                               ---------         ---   ---------         ---   ---------         ---

    GROSS MARGIN, OPERATING EXPENSES, AND NET EARNINGS

    Following is a summary of gross margins on product sales, and key operating expenses and net earnings as a percent of total revenues:

                                                                             YEAR ENDED MARCH 31
                                                                       -------------------------------
                                                                         1999       1998       1997
                                                                       -------------------------------
Gross margin on net product sales....................................       44.5%      42.6%      41.6%
Research and development.............................................        5.8        4.1        5.2
Selling, general, and administrative.................................       26.6       27.6       26.4
Net (loss) earnings..................................................        9.4        6.8       (5.1)

    Gross margin as a percent of product sales in fiscal 1999 increased to 44.5 percent from 42.6 percent in fiscal 1998. The improvement in fiscal 1999 gross margin is primarily attributable to reductions in product costs. In fiscal 1998, gross margin as a percentage of product sales was 42.6 percent compared to 41.6 percent in fiscal 1997. The improvement in gross margin in fiscal 1998 resulted from a combination of favorable product mix and product cost reductions.

    Research and development expenses in fiscal 1999 were $4.4 million, or 5.8 percent of revenues, compared to $2.9 million, or 4.1 percent of revenues, in fiscal 1998, and $3.4 million, or 5.2 percent of sales, in fiscal 1997. The increase in research and development spending for fiscal 1999 is primarily related to the development of a second generation endoscope reprocessing machine and sterilant. The Company intends to continue investing a substantial portion of its revenue in new product development and expects that total research and development expenses in fiscal 2000 will approximate 5.5 to 6.0 percent of revenues.

    Selling, general, and administrative expenses as a percentage of total revenues were 26.6 percent in fiscal 1999, compared to 27.6 percent in fiscal 1998, and 26.4 percent in fiscal 1997. While selling, general, and administrative expenses declined as a percentage of revenues in fiscal 1999, the absolute dollars increased to support the higher sales level and expanded dialysis reprocessing marketing programs. The higher spending in fiscal 1998 was primarily to support the Biocor-Registered Trademark- 200 IHS Oxygenator launch.

    RESTRUCTURING AND UNUSUAL ITEMS

    In fiscal 1997, the Company recorded pre-tax charges for restructuring and unusual items of $9.6 million. These charges related to the discontinuation of two products and expenses associated with the departure of the Company's former Chief Executive Officer. Accrued liabilities at March 31, 1999, and 1998 include approximately $.4 million and $.6 million of employee-related restructuring reserves, respectively.

    OTHER INCOME

    Fiscal 1999 other income reflects a $1.48 million gain related to the sale of two U.S. patents. The technology covered in the patents sold was not utilized in any of the Company's current products or future development plans.

    INCOME TAXES

    The income tax expense for fiscal 1999 was approximately $3.6 million, which represents an effective tax rate of 33.8 percent, compared to income tax expense of approximately $2.3 million or an effective tax rate of 33.0 percent in fiscal 1998. In fiscal 1997, the Company recorded an income tax benefit of $.7 million or an effective tax rate of 16.1 percent.

    The Company's tax provision in fiscal years 1999 and 1998 reflect a benefit for utilization of net operating loss carry-forwards from its European subsidiary. The fiscal 1997 tax provision does not recognize a benefit for these operating losses. The Company expects the effective tax rate for fiscal 2000 to range between 33.5 percent and 35.0 percent.

    NET EARNINGS

    The Company reported net earnings of $7.2 million, or $1.05 per share (basic and diluted), compared to net earnings of $4.7 million, or $.69 per share (basic and diluted) in fiscal 1998. The Company's fiscal 1999 net earnings represent a 53 percent increase over fiscal 1998. Fiscal 1999 net earnings reflect $.98 million for the sale of two U.S. patents. Excluding the patent sale, the Company's 1999 fiscal year net earnings totaled $6.2 million, or $.91 per share (basic and diluted), a 32 percent increase over fiscal 1998.

    In fiscal 1997, the Company recorded a net loss of $(3.4) million, or $(.50) per share (basic and diluted). The net loss in fiscal 1997 was due to restructuring charges related primarily to the discontinuation of two products. Prior to the restructuring charge in fiscal 1997, the Company recorded net earnings of $3.0 million.

    INFLATION

    Management believes inflation has not had a material effect on the Company's results of operations or on its financial condition.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

                                                                          MARCH 31,
                                                               -------------------------------
(IN THOUSANDS OF DOLLARS)                                        1999       1998       1997

                                                               -------------------------------
Cash, cash equivalents and marketable securities.............  $   9,171  $   7,236  $   3,622
Working capital..............................................     31,904     26,080     20,104
Stockholders' equity.........................................     48,518     41,833     37,435
Cash flow from operations....................................      5,174      8,646        970
Cash dividends paid..........................................        679        674        667

    The increase in cash, working capital, and stockholder's equity in fiscal 1999 is primarily attributable to the improvement in net earnings. The Company's current ratio at March 31, 1999 was 4.4 compared to 4.1 at March 31, 1998. Cash flow from operations in fiscal 1999 declined to $5.2 million from $8.7 million in the prior year. The decrease in cash flow from operations is primarily attributable to increases in accounts receivable and inventories to support the increased sales level.

    A total of $3.7 million was expended for plant improvements and equipment in fiscal 1999, compared to $1.3 million and $5.2 million in fiscal 1998 and 1997, respectively. The Company plans to invest between $3.5 million and $4.0 million in capital equipment in fiscal 2000.

    During the past three years, proceeds from stock options exercised provided a total of $2.0 million in equity capital as follows: fiscal 1999--$1.1 million; fiscal 1998--$.4 million; and fiscal 1997--$.5 million. The Company announced a stock repurchase program on August 21, 1998. Through March 31, 1999, the Company expended $1.0 million to repurchase 101,200 shares of common stock.

    In April 1998, the company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. Payments of $1.0 million in April 1998 and $.7 million in April 1999 were made. Future payments of $.7 million are planned through April 2001. In the event that these exposures do not materialize, the Company will recover a portion of these premiums.

    In May 1999, the Company signed a letter of intent with an oncologist to acquire the rights to commercialize the physician's patented cancer therapy, as well as the physician's clinic. The Company expects its cash balances, cash flow from operations, and line of credit to be adequate to meet its obligations to complete this acquisition, and other anticipated operating cash needs including planned capital expenditures in its core business in fiscal 2000.

YEAR 2000 COMPLIANCE

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

    The Company is currently in the remediation phase for most of its information technology systems. For non-information technology, or embedded technology systems, the Company is in the assessment, analysis and resolution strategy phase. The Company anticipates that internal Year 2000 remediation projects will be completed and tested by July 31, 1999.

    In addition, the Company has reviewed and requested assurances on the status of Year 2000 readiness of its critical suppliers. Many of these suppliers have either declined to provide, or have limited their assurances on the status of Year 2000 readiness. The Company will continue to monitor critical suppliers.

    The Company is in the process of assessing the Year 2000 readiness of major customers and their Year 2000 status is unclear. If a significant number of suppliers and customers experience disruptions as a result of Year 2000 issues, this could have a material adverse effect on the Company.

    The Company is currently developing contingency plans and scenarios, and anticipates that such plans will be completed by September 30, 1999. Through March 31, 1999, the Company has spent approximately $.7 million for Year 2000 remediation. Based on the status of assessments and re-mediation plans to date, the Company estimates the total remaining cost of remediation at less than $.1 million. The Company believes it has ample resources to fund and complete remediation and testing. However, estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be materially greater than anticipated.

    Based on its assessments and current knowledge, the Company believes it will not, as a result of the Year 2000 issue, experience any material disruptions in internal manufacturing processes, information processing or interfaces with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as providers of electricity, water or telephone service experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's operations at individual facilities could occur for the duration of the disruption. The Company's management will establish a contingency plan to provide for continuity of processing if the Company's Year 2000 compliance efforts fail. Assuming no major disruption in service from utility companies or other critical third-party providers, the Company believes that Year 2000 compliance will not have a material effect on the Company's results of operations or financial condition.

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

    LACK OF MARKET ACCEPTANCE. The Company's principal products are based upon innovative medical concepts. The Company believes that market acceptance of these products will depend, in part, on the Company's ability to convince the medical community of the safety, efficacy, convenience, and cost effectiveness of these products as compared to existing competitive products. Market acceptance will further depend on the Company's ability to gain acceptance by the medical community of the use of its products. There can be no assurance that medical professionals will readily adopt new products or approaches, particularly when certain competitors of the Company provide a more complete product mix than that offered by the Company. The Company's inability to gain market acceptance for its Biocor-Registered Trademark- 200 oxygenator and other products would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

    GOVERNMENT REGULATION. In the United States, the FDA regulates the sale of medical supplies and devices as well as manufacturing procedures, labeling, and recordkeeping with respect to such products. The process of obtaining marketing clearances and approvals from the FDA for new products can be time consuming and expensive, and there is no assurance that such clearances or approvals will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize its products. The FDA requires that a new product secure either a 510(k) clearance or an approved PMA, depending upon its classification, prior to marketing in the United States. The Company's products are currently sold under a 510(k) clearance, which is available for products demonstrated to be substantially equivalent to products that are already commercially available. The 501(k) clearance process typically takes several months and may require the submission of supporting laboratory or clinical data. No assurance can be given that the Company will receive FDA marketing approval for new products on a timely basis, or at all. Even if regulatory approvals to market a product are obtained from the FDA, such approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. A product recall, whether voluntary or mandated by the FDA, would have a material adverse effect on the Company, particularly at the early stage of market introduction. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

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

    CURRENCY RISK. Approximately 23 percent of the Company's business is transacted in foreign markets. Long-term changes or short-term fluctuations in currency exchange rates could have a material adverse effect on the Company's business, financial condition, and results of operations.

    DEPENDENCE ON SIGNIFICANT CUSTOMERS. The Company's five largest customers in fiscal 1999 accounted for 33 percent of its total sales. The loss of one or more of these customers could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's oxygenator supply contract with Bard ended June 30, 1997. Although the Company plans to supplant the lost revenues from Bard under this contract with sales of its Biocor-Registered Trademark- 200 oxygenator, there can be no assurance that these plans will be realized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Reports of Independent Certified Public Accountants are contained on pages 25 through 41 of this report.

    QUARTERLY FINANCIAL DATA

    Quarterly financial data has not been submitted because the Company has less than 800 shareholders of record.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required under this Item with respect to directors will be included under the heading "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 25, 1999, and is incorporated herein by reference.

    The information required under this item with respect to directors, executive officers and any persons who are beneficial owners of more than ten percent of any class of equity securities of the Company will be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 25, 1999, and is incorporated herein by reference.

    Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, information as to executive officers of the Company is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this Item will be included under the heading "Executive Compensation and Other Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 25, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held August 25, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF REPORT

    1.  Financial Statements

    The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

        (i) Consolidated Balance Sheets for the years ended March 31, 1999 and 1998

        (ii) Consolidated Statements of Earnings for the three years ended March 31, 1999, 1998 and 1997

       (iii) Consolidated Statements of Stockholders' Equity for the three years ended March 31, 1999, 1998, and 1997

        (iv) Consolidated Statements of Cash Flows for the three years ended March 31, 1999, 1998 and 1997

        (v) Notes to Consolidated Financial Statements

        (vi) Report of Independent Accountants

    2.  Schedules filed as part of this Form 10-K: none

    All schedules are omitted because they are not applicable to the Company or because the information required is included in the consolidated financial statements and notes thereto.

    3.  Exhibits included herein:

 3(a)      Restated Articles of Incorporation, as amended
 3(b)      Restated By-Laws(1)
 3(c)      Amendment to By-Laws in November 1998(2)
 4         Form of Specimen Common Stock Certificate(3)
10(a)      1989 Stock Plan, as amended(4)*
10(b)      Amendment to 1989 Stock Plan Effective February 25, 1998(5)*
10(c)      Form of Employment Agreement dated September 1, 1996 with certain officers of the
           Company(4)*
10(d)      Separation and Consulting Agreement with Dr. Louis C. Cosentino dated April 1,
           1997(4)*
10(e)      1990 Employee Stock Purchase Plan, as amended June 1, 1993(3)
10(f)      Supplemental Executive Retirement Plan effective April 1, 1996(6)*
10(g)      Amendment to Supplemental Executive Retirement Plan effective April 1, 1998(5)*
10(h)      Director Emeritus Consulting Plan(7), as amended(8)*
10(i)      Amended 1998 Stock Option Plan(2)
21         Subsidiaries of the Registrant
23         Consent of PricewaterhouseCoopers LLP
27         Financial Data Schedule

(b) REPORTS ON FORM 8-K

    None

------------------------------

* Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(1)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.

(2) Incorporated by reference to the specified exhibit filed as part of the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(3) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(4) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.

(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278

(6) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.

(7) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.

(8) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.

                              MINNTECH CORPORATION

                           CONSOLIDATED BALANCE SHEET
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                     MARCH 31
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents..................................................................  $   9,171  $   6,805
  Marketable securities......................................................................         --        431
  Accounts receivable, less allowance for doubtful accounts of $590 and $339, respectively...     17,537     14,571
  Inventories................................................................................     12,237     11,196
  Deferred taxes.............................................................................        840        991
  Prepaid expenses and other current assets..................................................      1,490        632
                                                                                               ---------  ---------
    TOTAL CURRENT ASSETS.....................................................................     41,275     34,626
                                                                                               ---------  ---------
PROPERTY AND EQUIPMENT, AT COST
  Land, buildings and improvements...........................................................     10,507      9,533
  Machinery and equipment....................................................................     21,507     19,911
  Office and sales equipment.................................................................      3,957      3,863
                                                                                               ---------  ---------
  Total property and equipment...............................................................     35,971     33,307
  Less accumulated depreciation..............................................................    (20,950)   (19,116)
                                                                                               ---------  ---------
    NET PROPERTY AND EQUIPMENT...............................................................     15,021     14,191

OTHER ASSETS
  Patent costs, net..........................................................................        524        780
  Goodwill, net..............................................................................        960        888
  Other......................................................................................        946      1,065
                                                                                               ---------  ---------
TOTAL ASSETS.................................................................................  $  58,726  $  51,550
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Term loan..................................................................................  $     252  $     225
  Accounts payable...........................................................................      3,977      3,893
  Accrued salaries and wages.................................................................        756        796
  Accrued profit sharing.....................................................................        650        796
  Accrued bonuses............................................................................      1,126        716
  Other accrued expenses.....................................................................      2,067      1,811
  Income taxes payable.......................................................................        543        309
                                                                                               ---------  ---------
    TOTAL CURRENT LIABILITIES................................................................      9,371      8,546
                                                                                               ---------  ---------
DEFERRED INCOME TAXES........................................................................         82        454
DEFERRED COMPENSATION........................................................................        755        783
MINORITY INTEREST............................................................................         --        (66)
                                                                                               ---------  ---------
STOCKHOLDERS' EQUITY
  Preferred Stock--$.05 par value; 5,000,000 shares authorized, none outstanding
  Common Stock--$.05 par value; 20,000,000 shares authorized, 6,778,617 and 6,771,736 shares
    issued and outstanding, respectively.....................................................        339        339
  Additional paid-in-capital.................................................................     12,889     12,657
  Retained earnings..........................................................................     35,637     29,156
  Accumulated other comprehensive income.....................................................       (347)      (319)
                                                                                               ---------  ---------
    TOTAL STOCKHOLDERS' EQUITY...............................................................     48,518     41,833
COMMITMENTS AND CONTINGENCIES................................................................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................................  $  58,726  $  51,550
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              MINNTECH CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEARS ENDED MARCH 31
                                                                                   -------------------------------
                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
REVENUES
  Net sales--products............................................................  $  75,224  $  69,381  $  65,907
  Contract revenue...............................................................      1,040         --         --
                                                                                   ---------  ---------  ---------
    Total revenues...............................................................     76,264     69,381     65,907
                                                                                   ---------  ---------  ---------
OPERATING COSTS AND EXPENSES
  Cost of product sales..........................................................     41,740     39,818     38,493
  Research and development.......................................................      4,440      2,862      3,424
  Selling, general and administrative............................................     20,249     19,154     17,404
  Amortization of intangible assets..............................................        848        752        856
  Restructuring and other unusual items..........................................         --         --      9,569
                                                                                   ---------  ---------  ---------
    Total operating costs and expenses...........................................     67,277     62,586     69,746
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) FROM OPERATIONS..................................................      8,987      6,795     (3,839)
                                                                                   ---------  ---------  ---------
OTHER INCOME (EXPENSES)
  Interest expense...............................................................       (112)       (16)      (174)
  Interest income and other, net.................................................      1,916         49       (325)
                                                                                   ---------  ---------  ---------
                                                                                       1,804         33       (499)
                                                                                   ---------  ---------  ---------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST........................     10,791      6,828     (4,338)
  Provision (benefit) for income taxes...........................................      3,647      2,253       (700)
  Minority interest..............................................................        (16)      (110)      (266)
                                                                                   ---------  ---------  ---------
NET EARNINGS (LOSS)..............................................................  $   7,160  $   4,685  $  (3,372)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
NET EARNINGS (LOSS) PER SHARE
  Basic..........................................................................  $    1.05  $    0.69  $   (0.50)
  Diluted........................................................................  $    1.05  $    0.69  $   (0.50)

   The accompanying notes are an integral part of these financial statements.

                              MINNTECH CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                COMMON STOCK
                                                    -------------------------------------    ACCUMULATED
                                                      SHARES                  ADDITIONAL        OTHER
                                                    ISSUED AND                  PAID-IN     COMPREHENSIVE   RETAINED
                                                    OUTSTANDING    AMOUNT       CAPITAL        INCOME       EARNINGS     TOTAL
                                                    -----------  -----------  -----------  ---------------  ---------  ---------
BALANCES MARCH 31, 1996...........................   6,635,134    $     332    $  11,646      $      48     $  29,184  $  41,210
Net Loss..........................................          --           --           --                       (3,372)    (3,372)
Unrealized holding gain on securities (including
  taxes of $(10)).................................          --           --           --             52            --         52
Foreign currency translation adjustment (including
  taxes of $(55)).................................          --           --           --           (287)           --       (287)
                                                    -----------       -----   -----------        ------     ---------  ---------
Comprehensive Income..............................          --           --           --             --            --     (3,607)
                                                    -----------       -----   -----------        ------     ---------  ---------
Exercise of stock options.........................      40,579            2          485             --            --        487
Tax benefit from exercise of stock options........          --           --           12             --            --         12
Dividends paid of $.10 per share..................          --           --           --             --          (667)      (667)
                                                    -----------       -----   -----------        ------     ---------  ---------
BALANCES MARCH 31, 1997...........................   6,675,713    $     334    $  12,143           (187)    $  25,145  $  37,435
Net earnings......................................          --           --           --             --         4,685      4,685
Unrealized holding gain on securities (including
  taxes of $4)....................................          --           --           --              8            --          8
Foreign currency translation adjustment (including
  taxes of $69)...................................          --           --           --           (140)           --       (140)
                                                    -----------       -----   -----------        ------     ---------  ---------
Comprehensive Income..............................          --           --           --             --            --      4,553
                                                    -----------       -----   -----------        ------     ---------  ---------
Exercise of stock options, net of 8,876 shares
  surrendered in payment..........................      96,023            5          449             --            --        454
Tax benefit from exercise of stock options........          --           --           65             --            --         65
Dividends paid of $.10 per share..................          --           --           --             --          (674)      (674)
                                                    -----------       -----   -----------        ------     ---------  ---------

BALANCES MARCH 31, 1998...........................   6,771,736    $     339    $  12,657           (319)       29,156  $  41,833
Net earnings......................................                                                              7,160      7,160
Unrealized holding gain on securities (including
  taxes of $7)....................................          --           --           --             14            --         14
Foreign currency translation adjustment (including
  taxes of $21)...................................          --           --           --            (42)           --        (42)
                                                    -----------       -----   -----------        ------     ---------  ---------
Comprehensive Income..............................          --           --           --             --            --      7,132
                                                    -----------       -----   -----------        ------     ---------  ---------
Exercise of stock options.........................       6,881           --           64             --            --         64
Tax benefit from exercise of stock options........          --           --          168             --            --        168
Dividends paid of $.10 per share..................          --           --           --             --          (679)      (679)
                                                    -----------       -----   -----------        ------     ---------  ---------
BALANCES MARCH 31, 1999...........................   6,778,617    $     339    $  12,889      $    (347)    $  35,637  $  48,518
                                                    -----------       -----   -----------        ------     ---------  ---------
                                                    -----------       -----   -----------        ------     ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                              MINNTECH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          YEARS ENDED MARCH 31
                                                                                     -------------------------------
                                                                                       1999       1998       1997
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)................................................................  $   7,160  $   4,685  $  (3,372)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
    Restructuring charges..........................................................         --         --      7,781
    Depreciation and amortization..................................................      3,625      3,528      4,634
    Tax benefit from stock option exercises........................................        169         65         12
    Foreign currency exchange (gain) loss..........................................        (46)       110        562
    Deferred income taxes..........................................................       (220)       760     (2,000)
    Minority interest..............................................................        (16)      (110)      (267)
    Gain on sale of patents........................................................     (1,481)        --         --
    Changes in assets and liabilities:
      Accounts receivable..........................................................     (2,966)    (3,116)      (723)
      Inventories..................................................................     (1,041)       614     (3,587)
      Prepaid expenses.............................................................       (858)       897        (75)
      Accounts payable.............................................................         84        (28)    (1,154)
      Accrued expenses.............................................................        420      1,402         95
      Income Taxes Payable.........................................................        233        309       (815)
      Other........................................................................        111       (470)      (121)
                                                                                     ---------  ---------  ---------
        Total adjustments..........................................................     (1,986)     3,961      4,342
                                                                                     ---------  ---------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................................      5,174      8,646        970
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment..............................................     (3,692)    (1,335)    (5,208)
  Patent application costs.........................................................       (237)      (366)      (308)
  Proceeds from sale of marketable securities......................................        445         --        743
  Proceeds from sale of patents....................................................      1,600         --         --
  Other............................................................................         95         --         --
                                                                                     ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES..............................................     (1,789)    (1,701)    (4,773)
                                                                                     ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable.......................................................         27         --      4,241
  Payment of note payable..........................................................     --         (3,000)    (1,000)
  Proceeds from exercise of stock options..........................................      1,075        454        487
  Purchase of minority interest....................................................       (436)        --         --
  Stock repurchase.................................................................     (1,011)        --         --
  Payment of cash dividends........................................................       (679)      (674)      (667)
                                                                                     ---------  ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................................     (1,024)    (3,220)     3,061
Effects of exchange rate changes on foreign currency cash balances.................          5       (142)      (100)
                                                                                     ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................      2,366      3,583       (842)
Cash and cash equivalents at beginning of year.....................................      6,805      3,222      4,064
                                                                                     ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........................................  $   9,171  $   6,805  $   3,222
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest.............................................................  $       4  $      44  $     174
Cash paid for income taxes.........................................................  $   3,409  $     423  $   2,151

   The accompanying notes are an integral part of these financial statements.

                              MINNTECH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

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

    REVENUE RECOGNITION

    Sales are recognized at the time products are shipped. Provisions for sales allowances and returned products are estimated and recorded at the time of sale. The Company allows customers to return products for credit upon written authorization from the Company.

    Contract revenues derived from development and marketing agreements are recorded as earned based on the performance requirements of the contract.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of:

                                                                             YEAR ENDED MARCH 31,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
Cash.......................................................................  $   1,663  $   1,820
Money market mutual funds..................................................      7,508      4,985
                                                                             ---------  ---------
Total Cash and Equivalents.................................................  $   9,171  $   6,805
                                                                             ---------  ---------
                                                                             ---------  ---------

    A substantial portion of the Company's cash balances are held in one financial institution.

    Money market mutual funds are stated at fair value, which approximates cost at March 31, 1999 and 1998.

    MARKETABLE SECURITIES The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

    Marketable securities consisted of investments in bond funds. At March 31, 1998 the adjusted cost of the funds exceeded fair market value. The unrealized gains/losses net of income taxes is reported as a

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) component of other comprehensive income. These securities were disposed of prior to the end of fiscal 1999.

    Marketable securities consisted of:

                                                                                    YEAR ENDED
                                                                                     MARCH 31,
                                                                                       1998
                                                                                   -------------
Adjusted cost....................................................................    $     443
Unrealized holding loss..........................................................          (12)
                                                                                         -----
Fair market value................................................................    $     431
                                                                                         -----
                                                                                         -----

    INVENTORIES

    Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

    Inventories consisted of:

                                                                          YEAR ENDED MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Finished goods..........................................................  $   5,626  $   5,733
Materials and work-in process...........................................      6,611      5,463
                                                                          ---------  ---------
Total inventory.........................................................  $  12,237  $  11,196
                                                                          ---------  ---------
                                                                          ---------  ---------

    PROPERTY AND EQUIPMENT

    Property and equipment are depreciated on a straight-line basis over their estimated service lives. Accelerated and straight-line methods are used for income tax reporting purposes.

                                                                          ESTIMATED LIVES IN
                                                                                YEARS
                                                                        ----------------------
Buildings.............................................................           31.5
Building Improvements.................................................           5-20
Machinery & Equipment.................................................           3-10
Transportation Equipment..............................................           3-5
Office Equipment......................................................           3-10

    PATENT COSTS

    Patent application costs consist principally of legal and filing fees and are capitalized and amortized over five years.

    GOODWILL

    Goodwill represents the cost in excess of the fair value of net assets acquired and is amortized using the straight-line method over five to ten years. The Company periodically evaluates the existence of

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

    RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred.

    INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    FOREIGN CURRENCY TRANSLATION

    Foreign assets and liabilities are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at rates that approximate those prevailing at the time of transactions. The resulting translation adjustments are reported as a component of other comprehensive income.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which must be adopted by the Company for transactions entered into beginning April 1, 2001, establishes new standards for recognition and measurement of derivatives and hedging activities. The Company will implement this statement as required; however, implementation of this disclosure standard will not effect the Company's results of operations, cash flows, or financial position as the Company currently does not actively transact in financial instruments that would be subject to the accounting under this statement.

    RECLASSIFICATIONS

    Certain reclassifications have been made to make the prior year financial statements comparable with the current year's presentation. The reclassification had no effect on earnings or shareholder's equity as previously reported.

NOTE 2--RESTRUCTURING AND UNUSUAL ITEMS

    In the fourth quarter of fiscal 1997, the Company adopted a restructuring plan designed to reduce its cost structure and improve its competitive position primarily through the discontinuation of two unprofitable product lines--the Primus-Registered Trademark- dialyzer and Cathetron-Registered Trademark-catheter reprocessing system. In addition, the charge provided for costs associated with the departure of the Company's former Chief Executive Officer. The restructuring charge consisted of asset write downs of $7,856 and employee costs of $1,713 totaling $9,569 before taxes and $6,294 after taxes. The following table details the restructuring reserve as recorded in the balance sheet and current year activity. The remaining reserve at March 31, 1999 relates to employee costs.

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 2--RESTRUCTURING AND UNUSUAL ITEMS (CONTINUED)
    THE RESTRUCTURING RESERVE CONSISTED OF THE FOLLOWING:

Reserve balance at March 31, 1997...................................  $   1,097
Fiscal 1998 payments................................................       (461)
                                                                      ---------
Reserve balance at March 31, 1998...................................  $     636
Fiscal 1999 payments................................................       (281)
                                                                      ---------
Reserve balance at March 31, 1999...................................  $     355
                                                                      ---------
                                                                      ---------

NOTE 3--LINE OF CREDIT

    At March 31, 1999, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10,000 on an unsecured basis at the prime rate of interest (7.75 percent at March 31, 1999) or the indexed London Interbank Offered Rate (LIBOR). At March 31, 1999, the Company had no outstanding borrowings under the line of credit. This line of credit expires August 31, 2000.

NOTE 4--SEGMENT DATA AND SIGNIFICANT CUSTOMERS

    Effective for fiscal year end 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The objective is to provide information about the different types of business activities in which the Company engages, and the different economic environments in which it operates to help users of financial statements.

    The Company's businesses are organized, managed, and internally reported as three segments. These segments, which are based upon products, services and industry, are Dialysis Products, Cardiosurgery Products and Other (Developing Businesses). Management of these segments includes responsibility for different product lines and services on a geographic basis, including accountability for revenues as well as sales and marketing costs.

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate Administration costs are not allocated to

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 4--SEGMENT DATA AND SIGNIFICANT CUSTOMERS (CONTINUED) reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the years ended March 31, 1999, 1998 and 1997:

BUSINESS SEGMENT INFORMATION

                                                                              OTHER      CORPORATE
                                                 DIALYSIS   CARDIOSURGERY  (DEVELOPING       &             TOTAL
                                                 PRODUCTS     PRODUCTS     BUSINESSES)   UNALLOCATED(1)   COMPANY
                                                 ---------  -------------  -----------   ----------      ---------
REVENUES
  1999.........................................  $  52,279    $  16,369     $   6,576    $   1,040       $ 76,264
  1998.........................................     50,424       13,802         5,155           --         69,381
  1997.........................................     45,656       16,959         3,292           --         65,907

INCOME (LOSS) FROM OPERATIONS
  1999.........................................  $  17,062    $   3,039     $    (153)   $ (10,961)      $  8,987
  1998.........................................     16,015        1,621          (686)     (10,154)         6,796
  1997.........................................     12,925        4,583        (1,262)     (19,618)(2)     (3,372)

IDENTIFIABLE ASSETS(3)
  1999.........................................  $  20,219    $  13,543     $   3,580    $  21,384       $ 58,726
  1998.........................................     17,891       12,917         3,031       17,711         51,550
  1997.........................................     16,069       13,849         2,657       16,019         48,594

------------------------

(1) Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.

(2) Includes a $9,569 restructuring charge.

(3) Identifiable segment assets include accounts receivable, property plant and equipment, and inventories. Additional assets included in Corporate Administration primarily include cash and marketable securities, capitalized patent costs, deferred income taxes, goodwill, land and certain prepaid expenses.

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 4--SEGMENT DATA AND SIGNIFICANT CUSTOMERS (CONTINUED)

    GEOGRAPHIC AREAS

    Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. Export sales amounted to 23%, 21% and 19% of revenues for 1999, 1998 and 1997, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

GEOGRAPHIC AREA INFORMATION

                                     UNITED
                                     STATES   INTERNATIONAL   OTHER       ELIMINATIONS  TOTAL
                                ------------  ------------  ---------     ---------   -------
REVENUES
  1999........................   $   67,192    $   20,575   $   1,040(1)  $(12,543)   $76,264
  1998........................       62,791        16,848          --      (10,258)    69,381
  1997........................       57,991        12,244          --       (4,328)    65,907

PROPERTY, PLANT & EQUIPMENT,
  NET
  1999........................   $   12,149    $    2,872          --           --    $15,021
  1998........................       12,744         1,546          --           --     14,290
  1997........................       14,051         1,538          --           --     15,589

------------------------

(1) Contract revenue received during fiscal 1999.

    SIGNIFICANT CUSTOMERS

    The following table summarizes sales to the Company's customers exceeding 10% of total revenues as follows:

                                                              SIGNIFICANT                   PERCENTAGE
                                                               CUSTOMER       REVENUES      OF REVENUES
                                                            ---------------  -----------  ---------------
Year ended
  March 31, 1999..........................................             A      $   7,578             10%
                                                                       B             --             --
Year ended
  March 31, 1998..........................................             A             --             --
                                                                       B             --             --
Year ended
  March 31, 1997..........................................             A             --             --
                                                                       B      $   6,869             10%

    Customer A is included in the Dialysis Products segment. Sales to customer B were made under a contract that expired June 30, 1997, the revenues are included in the Cardiosurgery Products segment. The Company's historical credit losses have not been significant.

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 5--INCOME TAXES

    The provision (benefit) for income taxes consisted of the following:

YEAR ENDED MARCH 31,                                               FEDERAL     STATE      TOTAL
                                                                  ---------  ---------  ---------
1999
  Currently payable.............................................  $   3,195  $     672  $   3,867
  Deferred......................................................       (202)       (18)      (220)
                                                                  ---------  ---------  ---------
    Total.......................................................  $   2,993  $     654  $   3,647
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
1998
  Currently payable.............................................  $   1,414  $      79  $   1,493
  Deferred......................................................        686         74        760
                                                                  ---------  ---------  ---------
    Total.......................................................  $   2,100  $     153  $   2,253
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
1997
  Currently payable.............................................  $   1,237  $      63  $   1,300
  Deferred......................................................     (1,823)      (177)    (2,000)
                                                                  ---------  ---------  ---------
    Total.......................................................  $    (586) $    (114) $    (700)
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    The provision (benefit) for income taxes differs from the statutory U.S. federal tax rate of 34 percent applied to earnings (loss) before income taxes as follows:

                                                                                           YEAR ENDED MARCH 31,
                                                                                      -------------------------------
                                                                                        1999       1998       1997
                                                                                      ---------  ---------  ---------
Income tax expense (benefit) at statutory Federal income tax rates..................  $   3,669  $   2,322  $  (1,475)
Foreign subsidiary (income)/loss....................................................       (415)      (564)       849
State income taxes, net of federal benefit..........................................        195         78        (76)
Exempt income attributable to foreign sales.........................................        (17)        --        (53)
Other, net..........................................................................        215        417         55
                                                                                      ---------  ---------  ---------
Total provision (benefit)...........................................................  $   3,647  $   2,253  $    (700)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 5--INCOME TAXES (CONTINUED)
    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                            YEAR ENDED MARCH 31,
                                                                            --------------------
                                                                              1999       1998
                                                                            ---------  ---------
Deferred tax asset
  Foreign subsidiary net operating losses.................................  $   1,152  $     578
  Deferred compensation and severance.....................................        219        425
  Fixed asset reserve.....................................................        708        708
  Allowance for doubtful accounts.........................................        110         55
  Inventories.............................................................        394        478
  Unrealized holding losses on investments................................         --        108
  Accruals................................................................        398        153
  Amortization of goodwill................................................        370        278
  Prepaid Insurance.......................................................        175         --
  Other, net..............................................................         39         26
                                                                            ---------  ---------
  Gross deferred tax asset................................................      3,565      2,809
  Valuation Allowance.....................................................     (1,152)      (578)
                                                                            ---------  ---------
  Net deferred tax asset..................................................  $   2,413  $   2,231
                                                                            ---------  ---------
                                                                            ---------  ---------
Deferred tax liability
  Plant and equipment depreciation........................................  $   1,656  $   1,694
                                                                            ---------  ---------
                                                                            ---------  ---------

    The Company recorded valuation allowances related to foreign subsidiaries net operating losses which are not recognized until their ultimate realization is considered to be more likely than not.

NOTE 6--COMMITMENTS

    OPERATING LEASES

    Total rental expense for operating leases for fiscal years 1999, 1998 and 1997 was approximately $422, $473, and $804, respectively. Operating leases are for warehouse space and office equipment.

    Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 1999:

FISCAL YEAR                                                                             AMOUNT
-------------------------------------------------------------------------------------  ---------
2000.................................................................................  $     661
2001.................................................................................        532
2002.................................................................................        311
2003.................................................................................        101
                                                                                       ---------
                                                                                       $   1,605
                                                                                       ---------
                                                                                       ---------

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 6--COMMITMENTS (CONTINUED)

    SEVERANCE AGREEMENTS

    The Company has employment agreements with all officers that provide three years of severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100 percent of such severance benefits if they are involuntarily terminated and 50 percent of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 1999, was approximately $4,370.

NOTE 7--STOCK OPTIONS

    At March 31, 1999, the Company has reserved 3,203,125 shares of Common Stock for issuance under its 1989 and 1998 Stock Plans. The Plans provide for incentive stock options and other options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the Common Stock at the date of grant. The options generally vest over a four year period and expire after ten years.

    Option transactions under these plans during the three years ended March 31, 1999, are summarized as follows:

                                                                                   WEIGHTED-
                                                                      NUMBER        AVERAGE
                                                                    OF OPTIONS   OPTION PRICE
                                                                    -----------  -------------
Outstanding at March 31, 1996.....................................    1,624,415    $   13.97
  Granted.........................................................    1,209,783        10.54
  Exercised.......................................................      (23,124)       12.55
  Cancelled.......................................................   (1,013,724)       14.33
                                                                    -----------       ------
Outstanding at March 31, 1997.....................................    1,797,350        10.67
  Granted.........................................................      417,530        12.36
  Exercised.......................................................      (94,180)        4.76
  Cancelled.......................................................      (54,060)       10.50
                                                                    -----------       ------
Outstanding at March 31, 1998.....................................    2,066,640        11.27
  Granted.........................................................      255,936        12.71
  Exercised.......................................................      (88,833)       10.07
  Cancelled.......................................................      (29,568)       14.37
                                                                    -----------       ------
Outstanding at March 31, 1999.....................................    2,204,175    $   11.46
                                                                    -----------       ------
                                                                    -----------       ------

    In January 1997, 824,883 options granted in fiscal years 1992 through 1997 with exercise prices ranging from $10.75 to $20.50 were repriced to $10.625 per share, the market price at the time of repricing. The repricing is reflected in the above roll forward as a grant cancellation and a new grant issuance.

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 7--STOCK OPTIONS (CONTINUED)
    The following table summarizes stock options outstanding and exercisable at March 31, 1999.

                                OUTSTANDING
----------------------------------------------------------------------------
                                               WEIGHTED-         WEIGHTED-             EXERCISABLE
                                                AVERAGE           AVERAGE     -----------------------------
                                              CONTRACTUAL        EXERCISE                 WEIGHTED-AVERAGE
EXERCISE PRICE RANGE           OPTIONS      LIFE REMAINING         PRICE       OPTIONS     EXERCISE PRICE
----------------------------  ----------  -------------------  -------------  ----------  -----------------
$4.31-$5.89.................      25,948             1.1         $    5.26        25,948      $    5.26
$9.50-$10.83................   1,355,194             5.7             10.54     1,113,939          10.57
$11.13-$13.88...............     714,236             8.8             12.51       316,960          12.50
$15.00-20.50................     108,797             4.9             17.46       108,797          17.46
                              ----------              --            ------    ----------         ------
                               2,204,175             6.6         $   11.46     1,565,644      $   11.35
                              ----------              --            ------    ----------         ------
                              ----------              --            ------    ----------         ------

    The estimated weighted-average grant-date fair value of stock options granted during fiscal years 1999, 1998, and 1997 were $5.70, 5.69, and 5.06 per option, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of FAS 123 "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share for fiscal years 1999, 1998 and 1997 would have been adjusted to the pro forma amounts indicated below:

                                                                     YEAR ENDED MARCH 31,
                                                                -------------------------------
                                                                  1999       1998       1997
                                                                ---------  ---------  ---------
Net Income (Loss).............................     As reported      7,160      4,685  $  (3,372)
                                                     Pro-Forma      4,105      2,942  $  (5,310)
Basic Earnings (Loss) per share...............     As reported  $    1.05  $     .69  $    (.50)
                                                     Pro-Forma  $     .61  $     .44  $    (.79)
Diluted Earnings (Loss) per share.............     As reported  $    1.05  $     .69  $    (.50)
                                                     Pro-Forma  $     .60  $     .43  $    (.79)

    The fair value of options granted under the Company's fixed stock option plans during fiscal 1999, 1998 and 1997 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 1999, 1998, and 1997 were as follows:

                                                             YEAR ENDED MARCH 31,
                                                   ----------------------------------------
                                                       1999          1998          1997
                                                   ------------  ------------  ------------
Risk free interest rates.........................      5.4-6.2%      5.6-6.5%      6.0-6.6%
Expected life....................................     6.6 years     6.6 years     5.1 years
Expected volatility..............................           38%           40%           50%
Expected dividends...............................          .75%           .8%            1%

    Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan, discussed below, is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 7--STOCK OPTIONS (CONTINUED)
    The Company adopted an employee stock purchase plan on June 1, 1990. Under the plan, 562,500 shares of Common Stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10 percent of their base salaries for purchase of common stock at 85 percent of fair market value.

    At March 31, 1999, the Company held a total of $253 in payroll withholdings for the purchase of stock under the plan.

    A total of 128,785 shares have been issued under the plan since inception:
19,248 shares in 1998; 10,719 shares in 1997; and 17,455 shares in 1996.

NOTE 8--PROFIT SHARING AND RETIREMENT SAVINGS

    The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 10 percent of their salaries. The Company matches 10 percent of employee contributions to a maximum of 6/10ths of 1 percent of compensation. The Company also makes annual profit sharing contributions to the plan at the discretion of the Board of Directors. The Company's contributions were as follows:

                                                                               YEAR ENDED MARCH 31,
                                                                         ---------------------------------
                                                                           1999       1998        1997
                                                                         ---------  ---------     -----
Matching 401 (k) contributions.........................................  $      63  $      58   $      50
Profit sharing contributions...........................................        624        649          --
                                                                         ---------  ---------         ---
Total Company contributions............................................  $     687  $     707   $      50
                                                                         ---------  ---------         ---
                                                                         ---------  ---------         ---

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

NOTE 10--FOREIGN OPERATIONS

    Amounts attributable to foreign operations, primarily in Europe, included in the consolidated financial statements are as follows:

                                                                               YEAR ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Net sales of foreign consolidated subsidiaries..........................  $  13,507  $  12,668
Earnings from operations of foreign subsidiaries........................        291      1,551

NOTE 11--NET EARNINGS PER SHARE

    The Company has adopted SFAS No. 128 "Earnings Per Share" which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share ("EPS") and restatement of EPS data for all prior periods. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted-average shares of

                              MINNTECH CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 11--NET EARNINGS PER SHARE (CONTINUED) common stock outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average shares of common stock and dilutive common stock equivalents outstanding. The Company's dilutive common stock equivalents result from stock options and are computed using the treasury stock method. The following table reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended March 31, 1999, 1998 and 1997.

                                           BASIC EARNINGS
                                             (LOSS) PER      EFFECT OF DILUTIVE    DILUTED EARNINGS
1999                                            SHARE           STOCK OPTIONS      (LOSS) PER SHARE
-----------------------------------------  ---------------  ---------------------  ----------------
Net income...............................     $   7,160                               $    7,160
Weighted-average shares..................         6,803                  47                6,850
Per share amount.........................     $    1.05                               $     1.05

1998
-----------------------------------------
Net income...............................     $   4,685                               $    4,685
Weighted-average shares..................         6,743                  90                6,833
Per share amount.........................     $     .69                               $      .69

1997
-----------------------------------------
Net loss.................................     $  (3,372)                              $   (3,372)
Weighted-average shares..................         6,722                  --                6,722
Per share amount.........................     ($    .50)                              ($     .50)

    Outstanding stock options to purchase 140 shares, 195 shares, and 84 shares of Common Stock as of March 31, 1999, 1998, and 1997 respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock during the period.

               (The rest of this page left intentionally blank.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Minntech Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 1999 and 1998 and the results of their operations and their cash flows for the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 14, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MINNTECH CORPORATION
                                (Registrant)

                                By:           /s/ THOMAS J. MCGOLDRICK
                                     -----------------------------------------
                                                Thomas J. McGoldrick
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date: June 25, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
   /s/ THOMAS J. MCGOLDRICK       Officer and Director
------------------------------    (Principal Executive
     Thomas J. McGoldrick         Officer)

     /s/ JULES L. FISHER        Chief Financial Officer
------------------------------    (Principal Accounting
       Jules L. Fisher            and Financial Officer)

  /s/ FRED L. SHAPIRO, M.D.
------------------------------  Director
    Fred L. Shapiro, M.D.

       /s/ WILLIAM HOPE
------------------------------  Director
         William Hope

------------------------------  Director
        George Heenan

      /s/ AMOS HEILICHER
------------------------------  Director
        Amos Heilicher

       /s/ NORMAN DANN
------------------------------  Director
         Norman Dann

     /s/ DONALD H. SOUKUP
------------------------------  Director
       Donald H. Soukup

     /s/ MALCOLM MCDONALD
------------------------------  Director
       Malcolm McDonald

                                 EXHIBIT INDEX

  EXHIBIT NO.                                     EXHIBIT                                         FORM OF FILING
---------------  --------------------------------------------------------------------------  -------------------------
         3(a)    Restated Articles of Incorporation, as amended............................      Electronic Submission
         3(b)    Restated By-Laws(1).......................................................
         3(c)    Amendment to By-Laws in November 1998(2)..................................
         4       Form of Specimen Common Stock Certificate(3)..............................
        10(a)    1989 Stock Plan, as amended(4)*...........................................
        10(b)    Amendment to 1989 Stock Plan Effective February 25, 1998(5)*..............
        10(c)    Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(4)*.......................................................
        10(d)    Separation and Consulting Agreement with Dr. Louis C. Cosentino dated
                  April 1, 1997(4)*........................................................
        10(e)    1990 Employee Stock Purchase Plan, as amended June 1, 1993(3).............
        10(f)    Supplemental Executive Retirement Plan effective April 1, 1996(6)*........
        10(g)    Amendment to Supplemental Executive Retirement Plan effective April 1,
                  1998(5)*.................................................................
        10(h)    Director Emeritus Consulting Plan(7), as amended(8)*......................
        10(i)    Amended 1998 Stock Option Plan(2).........................................
        21       Subsidiaries of the Registrant............................................      Electronic Submission
        23       Consent of PricewaterhouseCoopers LLP.....................................      Electronic Submission
        27       Financial Data Schedule...................................................      Electronic Submission

------------------------

* Management contract, compensatory plan or arrangement filed pursuant to Rule 601(b)(1)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.

(2) Incorporated by reference to the specified exhibit filed as part of the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(3) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(4) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.

(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278

(6) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.

(7) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.

(8) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.