Form 10-Q
period 1999-06-30
MINNTECH CORP
filed 1999-08-16
CIK 724969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly period ended JUNE 30, 1999  or

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

                                 Yes  X     No
                                    ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding At July 5, 1999
          -----                                  ---------------------------
Common Stock, $0.05 par value                         6,905,126 shares

                              Minntech Corporation
                          Quarterly Report on Form 10-Q
                                  June 30, 1999


                                      Index


                                                                   PAGE
                                                                   ----
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

            Condensed Consolidated Statements of Earnings           3

            Condensed Consolidated Balance Sheets                   4

            Condensed Consolidated Statements of Cash Flows         5

            Notes to Condensed Consolidated Financial Statements    6

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders      12

 Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                         13


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MINNTECH CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                    Three Months Ended
                                                         June 30
                                                   -------------------
                                                     1999       1998
                                                   --------   --------
         Net sales - product                       $ 18,768   $ 18,319
         Contract revenue                                60        360
                                                   --------   --------

         NET SALES                                   18,828     18,679
                                                   --------   --------

         OPERATING COSTS AND EXPENSES
           Cost of product sales                     10,683     10,180
           Research and development                   1,231      1,076
           Selling, general and administrative        5,199      5,063
           Amortization of intangible assets            173        197
                                                   --------   --------
              Total operating costs and expenses     17,286     16,516
                                                   --------   --------

         EARNINGS FROM OPERATIONS                     1,542      2,163
         Other income, net                              227         36
                                                   --------   --------

         EARNINGS BEFORE INCOME TAXES AND
              MINORITY INTEREST                       1,769      2,199

         Provision for income taxes                     601        743
         Minority interest                               --        (13)
                                                   --------   --------
         NET EARNINGS                              $  1,168   $  1,469
                                                   --------   --------
                                                   --------   --------

         NET EARNINGS PER SHARE

                     Basic                         $    .17   $    .22
                                                   --------   --------
                                                   --------   --------
                     Diluted                       $    .17   $    .21
                                                   --------   --------
                                                   --------   --------

         WEIGHTED AVERAGE COMMON SHARES
              OUTSTANDING

                     Basic                            6,815      6,789
                                                   --------   --------
                                                   --------   --------
                     Diluted                          7,032      7,061
                                                   --------   --------
                                                   --------   --------



The accompanying notes are an integral part of these financial statements.

                              MINNTECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                        ASSETS                                            (Unaudited)
                                                                         June 30, 1999   March 31, 1999
                                                                         -------------   --------------
CURRENT ASSETS
     Cash and cash equivalents                                             $  7,397         $  9,171
     Accounts receivable, less allowance for doubtful accounts
     of $597 and $590, respectfully                                          18,080           17,537
     Inventories
       Finished goods                                                         5,516            5,626
       Materials and work-in-process                                          6,842            6,611
                                                                           --------         --------
                Total inventories                                            12,358           12,237
     Prepaid expenses and other current assets                                2,619            2,330
                                                                           --------         --------
          TOTAL CURRENT ASSETS                                               40,454           41,275

PROPERTY AND EQUIPMENT
     Land, buildings and improvements                                        10,473           10,507
     Machinery and equipment                                                 26,427           25,464
                                                                           --------         --------
                                                                             36,900           35,971
     Less accumulated depreciation                                          (21,663)         (20,950)
                                                                           --------         --------
      Net property and equipment                                             15,237           15,021
OTHER ASSETS
     Patent costs, net                                                          697              524
     Goodwill, net                                                              855              960
     Other                                                                      433              946
                                                                           --------         --------
TOTAL ASSETS                                                               $ 57,676         $ 58,726
                                                                           --------         --------
                                                                           --------         --------

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                                                          $    247         $    252
     Accounts payable                                                         3,565            3,977
     Income taxes payable                                                        --              543
     Accrued expenses                                                         2,065            4,599
                                                                           --------         --------
       TOTAL CURRENT LIABILITIES                                              5,877            9,371

Deferred income taxes                                                            82               82
Deferred compensation                                                           820              755
                                                                           --------         --------
TOTAL LIABILITIES                                                             6,779           10,208
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, no par value; 5,000,000 shares authorized,                 --               --
     none outstanding
     Common stock, $.05 par value; 20,000,000 shares authorized,                344              339
     6,884,126 and 6,778,617 shares issued and outstanding, respectively
     Additional paid-in capital                                              14,142           12,889
     Accumulated other comprehensive income                                    (509)            (347)
     Retained earnings                                                       36,920           35,637
                                                                           --------         --------
TOTAL STOCKHOLDERS' EQUITY                                                   50,897           48,518
                                                                           --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 57,676         $ 58,726
                                                                           --------         --------
                                                                           --------         --------



The accompanying notes are an integral part of these financial statements.

                               MINNECH CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                     Three Months Ended
                                                                           June 30
                                                                     -----------------
                                                                      1999      1998
                                                                     -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net earnings                                                   $ 1,168    $ 1,469
      Adjustments to reconcile net earnings to net cash (used in)
         provided by operating activities:
              Depreciation and amortization                           1,058      1,155
              Tax benefit from stock option exercises                   115         33
              Provision for losses on accounts receivable                --         45
              Foreign currency exchange loss                             11        (45)
              Deferred income taxes                                      --        177
                                                                     -------   -------
              Minority interest                                          --        (13)
              Gain on sale of land                                     (176)        --
              Other, net                                                  5        203
              Changes in assets and liabilities:
                  Accounts receivable                                  (543)       632
                  Inventories                                          (121)       189
                  Prepaid expenses                                     (289)      (991)
                          Accounts payable                             (412)      (751)
                  Accrued expenses                                   (2,219)    (1,546)
                  Income taxes payable                                 (610)       585
                                                                     -------   -------
                     Total adjustments                               (3,181)      (327)
                                                                     -------   -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (2,013)     1,142
                                                                     -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                             (1,101)    (1,421)
     Patent application costs                                          (240)       (77)
     Proceeds from sale of undeveloped land                             709         --
     Other                                                              (20)        (5)
                                                                     -------   -------
NET CASH USED IN INVESTING ACTIVITIES                                  (652)    (1,503)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on note payable                                           (5)        --
      Proceeds from exercise of stock options                         1,040        361
      Proceeds from employee stock purchase plan                         64         61
      Repurchase of common stock                                        (35)        --
                                                                     -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,064        422

Effects of exchange rate changes on foreign currency                   (173)        19
                                                                     -------   -------
     cash balances

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                 (1,774)        80

Cash and cash equivalents at beginning of period                      9,171      6,805
                                                                     -------   -------
Cash and cash equivalents at end of period                          $ 7,397    $ 6,885
                                                                     -------   -------



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

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 1999 as filed with the Securities and Exchange Commission.

Certain reclassifications have been made to make the prior year financial statements comparable with the current year's presentation. The reclassification had no effect on earnings or shareholders' equity as previously reported.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE 2 - RESTRUCTURING AND UNUSUAL ITEMS

During the first quarter ended June 30, 1999, $.08 million of employee related costs were paid, reducing the restructuring reserve balance. The restructuring reserve balance as of June 30, 1999 totaled $.23 million.

NOTE 3 - LINE OF CREDIT

At June 30, 1999, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (7.75% at June 30, 1999) or the indexed London Interbank Offered Rate (LIBOR). As of June 30, 1999, the Company had no outstanding borrowings under the line of credit.

NOTE 4 - NET EARNINGS PER SHARE

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended June 30, 1999 and 1998.

(in thousands, except per share amounts)             Basic         Effect of Dilutive        Diluted
Three months ended 6/30/99                     Earnings Per Share     Stock Options     Earnings Per Share
------------------------------------------------------------------------------------------------------------
   Net earnings                                     $1,168                                    $1,168
   Weighted average common shares outstanding        6,815               217                   7,032
      Per share amount                              $  .17                                    $  .17

Three months ended 6/30/98
------------------------------------------------------------------------------------------------------------
   Net earnings                                     $1,469                                    $1,469
   Weighted average common shares outstanding        6,789               272                   7,061
      Per share amount                              $  .22                                    $  .21



Outstanding stock options to purchase 43,788 shares of common stock as of June 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

                              MINNTECH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

NOTE 5 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

                 Consolidated Statement of Stockholders' Equity
                             (dollars in thousands)

                                                         Common Stock
                                             -----------------------------------
                                                Shares               Additional   Accumulated other
                                              Issued and              Paid-In      Comprehensive      Retained
                                             Outstanding   Amount     Capital         Income          Earnings       Total
                                             --------------------------------------------------------------------------------
Balances at March 31, 1999                   6,778,617   $     339   $  12,889     $    (347)         $  35,637   $  48,518
Net earnings                                        --          --          --            --              1,168       1,168
Foreign currency translation adjustment             --          --          --          (162)                --        (162)
(including taxes of $83)
                                             --------------------------------------------------------------------------------
Comprehensive Income                                --          --          --            --                 --       1,006
                                             --------------------------------------------------------------------------------
Exercise of stock options                       86,500           4       1,036            --                 --       1,040
Repurchase of common stock                      (3,000)         --         (35)           --                 --         (35)
Employee stock purchase plan                    22,009           1         252            --                 --         253
Tax benefit from exercise of stock options          --          --          --            --                115         115
                                             --------------------------------------------------------------------------------
Balances at June 30, 1999                    6,884,126   $     344   $  14,142     $    (509)         $  36,920   $  50,897
                                             --------------------------------------------------------------------------------
                                             --------------------------------------------------------------------------------



NOTE 6 - SUBSEQUENT EVENT

During July 1999, the Company signed a letter of intent to transfer all assets and rights related to it's Biocor-TM- oxygenator and EnGUARD-TM- PHX cardioplegia systems components to Lifestream International LLC, a newly formed cardiopulmonary products company, in exchange for $7.2 million in cash and warrants. Under the terms of the agreement, Minntech will receive $2.5 million in cash at closing, and the balance of $4.7 million over the following two years. The company anticipates that this transaction will result in a small capital gain which, will be offset by related nonrecurring expenses.

NOTE 7 - SEGMENT DATA AND SIGNIFICANT CUSTOMERS

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

                              MINNTECH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate Administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the first quarter of fiscal 2000 and the first quarter of fiscal 1999.

BUSINESS SEGMENT INFORMATION


                                                                  Other
                                       Dialysis   Cardiosurgery   Developing    Corporate &       Total
                                       Products   Products        Businesses   Unallocated (1)   Company
                                       -----------------------------------------------------------------
REVENUES
First quarter 2000                     $13,816     $ 3,673         $1,279         $   60         $18,828
First quarter 1999                     $12,850     $ 3,794         $1,675         $  360         $18,679
INCOME (LOSS) FROM OPERATIONS
First quarter 2000                     $ 4,068     $   459         $ (318)        $(2,667)       $ 1,542
First quarter 1999                     $ 4,232     $   541         $ (287)        $(2,323)       $ 2,163
IDENTIFIABLE ASSETS (2)
First quarter 2000                     $21,010     $14,200         $2,910         $19,556        $57,676
First quarter 1999                     $16,224     $11,510         $3,161         $20,899        $51,814



(1) Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.

(2) Identifiable segment assets include accounts receivable, property plant and equipment, and inventories. Additional assets included in Corporate Administration primarily include cash and marketable securities, capitalized patent costs, deferred income taxes, goodwill, land and certain prepaid expenses.

GEOGRAPHIC AREAS

Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. International sales amounted to 25% and 23% of revenues for the first quarter of fiscal 2000, and the first quarter of fiscal 1999, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

GEOGRAPHIC AREA INFORMATION


                              United states    International      Other         Eliminations       Total
                              -------------    -------------      -----         ------------       -----
REVENUES
First quarter 2000              $16,229          $5,441          $ 60 (1)        $(2,902)         $18,828
First quarter 1999              $16,007          $4,975          $360 (1)        $(2,663)         $18,679

Property, Plant
& EQUIPMENT, NET
First quarter 2000              $12,405          $2,832            --                 --          $15,237
First quarter 1999              $12,320          $1,409            --                 --          $13,729



(1) Contract revenue received during fiscal 1999.

                              MINNTECH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                                   (UNAUDITED)

SIGNIFICANT CUSTOMERS

The following table summarizes sales to the Company's customers exceeding 10% of total revenues as follows:


                                 Significant customer        Revenues      Percentage of Revenues
                                 --------------------        --------      ----------------------
Quarter Ended June 30, 1999              A                        --                 --

Quarter Ended June 30, 1998              A                    $1,893                 10%



Customer A is included in the Dialysis Products segment. The Company's historical credit losses have not been significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues in the first quarter of fiscal 2000 increased .8 percent, to $18.8 million compared to $18.7 million in the first quarter of fiscal 1999. Revenues in the first quarter of last fiscal year included $.36 million for achieving milestone events in the Company's licensing and development agreement with Advanced Sterilization Products, a division of Ethicon, Inc., a Johnson & Johnson Company (ASP).

Excluding contract revenue, product sales increased 2.5 percent compared to the first quarter of fiscal 1999. Sales of dialysis products increased 7.5 percent over the same period a year ago due primarily to a 40 percent increase in dialysis concentrate sales partially offset by a 7.5 percent decline in dialyzer reprocessing product sales. Cardiosurgery product sales decreased 3.2 percent as a result of a decline in hemofilter and hemoconcentrator sales. Developing business product sales decreased 23.6 percent for the quarter due to lower sales of endoscope reprocessing products, partially offset by a 52 percent increase in filtration and separation product sales.

Product sales by group are summarized on the following table:


---------------------------------------------------------------------
Three Months Ended June 30
(in thousands of dollars)            1999             1998
---------------------------------------------------------------------
Dialysis products                  $13,816   73,6%   $12,850    70.1%
Cardiosurgery products               3,673   19.6%     3,794    20.7%
Developing Business Products         1,279    6.8%     1,675     9.2%
                                   ---------------------------------
Total Company Sales                $18,768  100.0%   $18,319   100.0%
                                   ---------------------------------
                                   ---------------------------------


Following is a summary of income/(loss) from operations before income taxes by business segment:


------------------------------------------------------------------------------------------------
Three Months Ended June 30                              % of Segment               % of Segment
(in thousands of dollars)                  1999          Revenues        1998        Revenues
------------------------------------------------------------------------------------------------
Dialysis products                        $ 4,068           29.4%       $ 4,232         32.9%
Cardiosurgery products                       459           12.5%           541         14.3%
Other (Developing Businesses)               (318)            --           (287)          --
Corporate & Unallocated                   (2,667)            --         (2,323)          --
                                         -------------------------------------------------------
Total Company                            $ 1,542            8.2%       $ 2,163         11.6%
                                         -------------------------------------------------------
                                         -------------------------------------------------------


Gross margin on net product sales as a percentage of sales in the quarter ended June 30, 1999 decreased to 43.1 percent from 44.4 percent in the same quarter last fiscal year. The decrease in gross margin this quarter is attributable to unfavorable product mix combined with lower average selling prices in dialyzer reprocessing products. The unfavorable product mix is attributable to increased dialysis concentrate product sales.

Research and development expenses in the first quarter ended June 30, 1999 were $1.2 million or 6.5 percent of revenues compared to $1.1 million or 5.8 percent of revenues, in the first quarter of fiscal 1999. The increase in research and development spending in the quarter is related to the development of a second-generation endoscope reprocessing system combined with increased spending on dialyzer reprocessing programs. The Company expects that research and development in fiscal 2000 will approximate 5.0 to 5.7 percent of revenues.

Selling, general and administrative expenses in the quarter ended June 30, 1999 were $5.2 million or 27.6 percent of revenues, compared to $5.1 million or 27.1 percent of revenues, in the first quarter one year ago. The selling, general and administrative increase is primarily due to expanded dialyzer reprocessing marketing efforts.

Other income in the first quarter reflects a $.176 million gain related to the sale of a parcel of undeveloped land.

The Company's effective income tax rate was 34 percent for the quarter ended June 30, 1999 compared to an effective rate of 33.8 percent in the first quarter of the prior fiscal year. The Company expects the effective tax rate for fiscal 2000 to range between 33.5 and 34.5 percent.

The Company reported net earnings of $1.17 million for the quarter ended June 30, 1999, or 6.2 percent of revenue, compared to net earnings of $1.47 million, or 7.9 percent of revenues, in the first quarter one year ago. The decrease in net earnings is primarily attributable to a decrease in contract revenues as compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
Operating activities used $2.0 million of cash and cash equivalents in the first quarter of fiscal 2000. In addition, the Company invested $1.1 million in capital equipment in the first quarter and plans to invest between $3.5 million and $4.0 million during fiscal 2000. Proceeds from the exercise of stock options provided $1.0 million in equity capital during the first quarter of fiscal 2000. The Company also received $.7 million for the sale of underdeveloped land in the first quarter of fiscal 2000.

On August 21, 1998 the Company announced a stock repurchase program. Through August 4, 1999 the Company expended $1.3 million to repurchase 129,200 shares of common stock. During the first quarter of fiscal 2000 the Company repurchased 3,000 shares of common stock. At June 30, 1999, the Company had $7.4 million of cash and cash equivalents.

Working capital at June 30, 1999 was $34.6 million compared to $31.9 million at March 31, 1999. The current ratio at June 30, 1999 was 6.9, compared to 4.4 at March 31, 1999.

In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. Payments of $1.0 million in April 1998 and $.7 million in April 1999 were made. Future payments of $.7 million are planned through April 2001. In the event that these exposures do not materialize, the Company will recover a portion of these premiums.

In May 1999, the Company signed a letter of intent to acquire the rights to commercialize a patented cancer therapy and purchase a related apheresis clinic. The Company expects its cash balances, cash flows from operations, and line of credit to be adequate to meet its obligations to complete this acquisition and other anticipated operating cash needs in fiscal 2000.

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

The Company is currently in the remediation phase for most of its information technology systems. For non-information technology, or embedded technology systems, the Company is in the assessment, analysis and resolution strategy phase. The Company anticipates that internal Year 2000 remediation projects will be completed and tested by August 30, 1999.

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

The Company is currently developing contingency plans and scenarios, and anticipates that such plans and testing will be completed by October 31, 1999. Through June 30, 1999, the Company has spent approximately $.7 million for Year 2000 remediation. Based on the status of assessments and re-mediation plans to date, the Company estimates the total remaining cost of remediation at less than $.1 million. The Company believes it has ample resources to fund and complete remediation and testing. However, estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be materially greater than anticipated.

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


                                    Part 11

PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits


                                          EXHIBIT INDEX

EXHIBIT NO.                     EXHIBIT                                              FORM OF FILING
-----------      ------------------------------------------------------------        --------------
   3(a)          Restated Articles of Incorporation, as amended

   3(b)          Restated By-Laws(1)

   3(c)          Amendment to By-Laws in November 1998(2)

   4(a)          Form of Specimen Common Stock Certificate(3)

   4(b)          Rights Agreement, dated as of July 1, 1999, between
                 Company and Norwest Bank Minnesota, National Association(4)

  10(a)          1989 Stock Plan, as amended(5)*

  10(b)          Amendment to 1989 Stock Plan Effecitve February 25, 1998(6)*

  10(c) Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(5)*

  10(d) Separation and Consulting Agreement with Dr. Louis C. Cosentino dated April 1, 1997(5)*

  10(e)          1990 Employee Stock Purchase Plan, as amended June 1, 1993(3)

  10(f)          Supplemental Executive Retirement Plan effective April 1,
                 1996(7)*

  10(g)          Amendment to Supplemental Executive Retirement Plan effective
                 April 1, 1998(6)*

  10(h)          Director Emeritus Consulting Plan(8), as amended(9)*

  10(i)          Amended 1998 Stock Option Plan(2)

    21           Subsidiaries of the Registrant

    23           Consent of PricewaterhouseCoopers LLP

    27           Financial Data Schedule


----------

b) Reports on Form 8-K Current Report on Form 8-K, filed on July 13, 1999, relating to press release regarding execution of letter of intent of proposed acquisition.

         Current Report on Form 8-K, filed on May 25, 1999, relating to the adoption of the rights agreement.

* Management contract, compensatory plan or arrangement filed purusant to Rule 601(b)(1)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

(1) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278

(2) Incorporated by reference to the specified to the specified exhibit filed as part of the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(3) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(4) Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on July 12, 1999, File No. 0-11278.

(5) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1997, File No. 0-11278.

(6) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278.

(7) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.

(8) Incorporated by reference to the specified exhibit filed as part of the Company's Annual Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.

(9) Incorporated by reference to the specified exhibit filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Minntech Corporation


Date: August 13, 1999
      ---------------

                                  /s/ Jules l. Fisher
                                  -----------------------------
                                  Jules L. Fisher
                                  Chief Financial Officer
                                  (Duly authorized officer)
                                  (Principal financial officer)