Form 10-Q
period 1999-09-30
MINNTECH CORP
filed 1999-11-15
CIK 724969

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended September 30, 1999 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-11278

MINNTECH CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1229121 (I.R.S. Employer Identification No.)

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

Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 1999
Common Stock, $0.05 par value	6,913,806 shares

Minntech Corporation
Quarterly Report on Form 10-Q
September 30, 1999

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Earnings	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	15

Part I—Financial Information

Item 1. Financial Statements

    Minntech Corporation
Condensed Consolidated Statements of Earnings
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30		Six Months Ended September 30
	1999	1998	1999	1998
Net sales—product	$18,880	$17,944	$37,648	$36,263
Contract revenue	—	60	60	420

Net sales	18,880	18,004	37,708	36,683

Operating costs and expenses
Cost of product sales	10,733	9,814	21,416	19,994
Research and development	1,128	896	2,358	1,972
Selling, general and administrative	5,306	4,902	10,505	9,965
Amortization of intangible assets	202	208	376	404

Total operating costs and expenses	17,369	15,820	34,655	32,335

Earnings from operations	1,511	2,184	3,053	4,348
Other income, net	365	(3)	592	33

Earnings before income taxes and Minority interest	1,876	2,181	3,645	4,381
Provision for income taxes	638	737	1,239	1,481
Minority interest	—	(3)	—	(16)

Net earnings	$1,238	$1,447	$2,406	$2,916

Net earnings per share
Basic	$.18	$.21	$.35	$.43

Diluted	$.18	$.21	$.34	$.42

Weighted-average common shares Outstanding
Basic	6,910	6,893	6,861	6,841

Diluted	6,972	6,967	7,028	7,014

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 1999	March 31, 1999
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,922	$9,171
Marketable securities	—	—
Accounts receivable, net	16,882	17,537
Inventories
Finished goods	5,954	5,626
Materials and work-in-process	7,574	6,611

Total inventories	13,528	12,237
Prepaid expenses and other current assets	2,566	2,330

Total current assets	41,898	41,275
Property and equipment
Land, buildings and improvements	10,544	10,507
Machinery and equipment	27,363	25,464

	37,907	35,971
Less accumulated depreciation	(22,391)	(20,950)

Net property and equipment	15,516	15,021
Other assets
Patent costs, net	666	524
Goodwill, net	753	960
Other	440	946

Total assets	$59,273	$58,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable	$—	$252
Accounts payable	3,821	3,977
Income taxes payable	475	543
Accrued expenses	2,746	4,599

Total current liabilities	7,042	9,371
Deferred income taxes	82	82
Deferred compensation	834	755

Total liabilities	7,958	10,208
Commitments and Contingencies	—	—
Stockholders' equity
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.05 par value; 20,000,000 shares authorized, 6,878,806 and 6,778,617 shares issued and outstanding, respectively	344	339
Additional paid-in capital	14,045	12,889
Accumulated other comprehensive (loss)	(422)	(347)
Retained earnings	37,348	35,637

Total stockholders' equity	51,315	48,518

Total liabilities and stockholders' equity	$59,273	$58,726

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended September 30
	1999	1998
Cash flows from operating activities
Net earnings	$2,406	$2,916
Adjustments to reconcile net earnings to net cash (used in)
Provided by operating activities:
Depreciation and amortization	2,080	2,038
Tax benefit from stock option exercises	160	—
Foreign currency exchange loss	93	(39)
Deferred income taxes	—	—
Minority interest	—	(16)
Gain on sale of land	(176)	—
Other, net	19	(19)
Changes in assets and liabilities:
Accounts receivable	655	(1,104)
Inventories	(1,291)	(981)
Prepaid expenses	(236)	(686)
Accounts payable	(156)	(35)
Accrued expenses	(1,666)	(626)
Income taxes payable	(68)	100

Total adjustments	(586)	(1,368)

Net cash provided by operating activities	1,820	1,548

Cash flows from investing activities
Purchases of property and equipment	(2,204)	(1,864)
Patent application costs	(307)	55
Proceeds from sale of undeveloped land	710	—
Other	(27)	(37)

Net cash used in investing activities	(1,828)	(1,846)
Cash flows from financing activities
Investments in subsidiaries	—	(436)
Payments on note payable	(252)	(6)
Proceeds from exercise of stock options	1,507	566
Proceeds from employee stock purchase plan	126	—
Repurchase of common stock	(759)	(842)
Payment of cash dividends	(695)	(682)

Net cash used in financing activities	(73)	(1,400)
Effects of exchange rate changes on foreign currency
Cash balances	(168)	138

Net decrease in cash and cash equivalents	(249)	(1,560)
Cash and cash equivalents at beginning of period	9,171	6,805

Cash and cash equivalents at end of period	$8,922	$5,245

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Financial Information

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

    In the opinion of management, the condensed consolidated financial statements reflect only normal and recurring adjustments necessary for a fair presentation of the interim periods.

NOTE 2—Restructuring and Unusual Items

    During the second quarter ended September 30, 1999, $.07 million of employee related costs were paid, reducing the restructuring reserve balance. The restructuring reserve balance as of September 30, 1999 totaled $.16 million.

NOTE 3—Line of Credit

    At September 30, 1999, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (8.25% at September 30, 1999) or the indexed London Interbank Offered Rate (LIBOR). As of September 30, 1999, the Company had no outstanding borrowings under the line of credit.

NOTE 4—Net Earnings Per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended September 30, 1999 and 1998.

(in thousands, except per share amounts) Three months ended 9/30/99	Income Before Extraordinary Item	Effect of Dilutive Stock Options	Diluted Earnings Per Share
Net earnings	$1,238		$1,238
Weighted average common shares outstanding	6,910	62	6,972
Per share amount	$.18		$.18
Three months ended 9/30/98
Net earnings	$1,447		$1,447
Weighted average common shares outstanding	6,893	74	6,967
Per share amount	$.21		$.21

(in thousands, except per share amounts) Six months ended 9/30/99	Income Before Extraordinary Item	Effect of Dilutive Stock Options	Diluted Earnings Per Share
Net earnings	$2,406		$2,406
Weighted average common shares outstanding	6,861	167	7,028
Per share amount	$.35		$.34
Six months ended 9/30/98
Net earnings	$2,916		$2,916
Weighted average common shares outstanding	6,841	173	7,014
Per share amount	$.43		$.42

    Outstanding stock options to purchase 117,230 shares of common stock as of September 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

Note 5—Comprehensive Income

    The components of comprehensive income are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	1999	1998	1999	1998
Net income	$1,238	$1,447	$2,406	$2,916
Unrealized gains/losses or securities	—	15	—	15
Foreign currency translation adjustments	87	284	(75)	396

Comprehensive income	$1,325	$1,746	$2,331	$3,327

    The accumulated other comprehensive loss balance as of September 30, 1999 of $422 is recorded net of $217 in income taxes.

Consolidated Statement of Stockholders' Equity (dollars in thousands)

	Common Stock
				Accumulated other Comprehensive (loss)
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital		Retained Earnings	Total
Balances at March 31, 1999	6,778,617	$339	$12,889	$(347)	$35,637	$48,518
Net earnings	—	—	—	—	2,406	2,406
Foreign currency translation adjustment (including taxes of $39)	—	—	—	(75)	—	(75)

Comprehensive income	—	—	—	—	—	2,331

Exercise of stock options	146,280	7	1,500	—	—	1,507
Repurchase of common stock	(68,100)	(3)	(756)	—	—	(759)
Employee stock purchase plan	22,009	1	252	—	—	253
Tax benefit from exercise of stock options	—	—	160	—	—	160
Dividends paid of $.10 per share	—	—	—	—	(695)	(695)
Balances at September 30, 1999	6,878,806	$344	$14,045	$(422)	$37,348	$51,315

Note 6—Subsequent Event

    On October 6, 1999, the Company finalized the sale of all assets and rights related to it's Biocor™ oxygenator and EnGUARD™ PHX cardioplegia systems components to Lifestream International LLC, a newly formed cardiopulmonary products company, in exchange for $7.2 million in cash and warrants. Under the terms of the agreement, Minntech will receive $2.3 million in cash at closing, and the balance of $4.9 million over the following two years. The Company anticipates this transaction will result in a small gain which is expected to be offset by related nonrecurring expenses.

Note 7—Segment Data and Significant Customers

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

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate Administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the three month and six month periods ended September 30, 1999 and 1998.

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
Three months ended 9/30/99	$13,121	$3,736	$2,023	$—	$18,880
Three months ended 9/30/98	12,719	4,000	1,225	60	18,004
Six months ended 9/30/99	26,938	7,408	3,302	60	37,708
Six months ended 9/30/98	$25,569	$7,794	$2,900	$420	$36,683
Income (loss) from Operations
Three months ended 9/30/99	$3,454	$828	$178	$(2,949)	$1,511
Three months ended 9/30/98	4,649	638	(420)	(2,683)	2,184
Six months ended 9/30/99	7,522	1,287	(140)	(5,616)	3,053
Six months ended 9/30/98	$8,881	$1,179	$(707)	$(5,005)	$4,348
Identifiable assets(2)
September 30, 1999	$20,420	$14,720	$2,724	$21,409	$59,273
March 31, 1999	$20,219	$13,543	$3,580	$21,384	$58,726
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

Geographic Areas

    Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. International sales amounted to 21% and 17% of revenues for the three month periods ended September 30, 1999 and 1998, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other(1)	Eliminations	Total
Revenues
Three months ended 9/30/99	$17,533	$4,651	$0	$(3,304)	$18,880
Three months ended 9/30/98	17,437	3,497	60	(2,990)	18,004
Six months ended 9/30/99	33,762	10,092	60	(6,206)	37,708
Six months ended 9/30/98	$33,444	$8,472	$420	$(5,653)	36,683
Property, Plant & Equipment, net
September 30, 1999	$12,596	$2,920	—	—	$15,516
March 31, 1999	$12,149	$2,872	—	—	$15,021
(1)
Contract revenue.

Significant Customers

    During the three month periods ended September 30 1999 and 1998 there were no significant customers that accounted for 10% or more of the Company's total revenues.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Revenues in the second quarter ended September 30, 1999 increased by 4.9 percent to $18.9 million. Excluding contract revenue, product sales increased 5.2 percent compared to the second quarter of last fiscal year. Sales of dialysis products increased 3.2 percent over the same period a year ago due primarily to a 29.4 percent increase in dialysis concentrate sales, partially offset by a 13.8 percent decline in dialyzer reprocessing product sales. The Cardiosurgery product sales decrease of 6.6 percent is attributable to a decline in oxygenator sales. Developing business product sales increased 65.1 percent for the second quarter due to an 81 percent increase in filtration and separation product sales combined with a 38.2 percent increase in endoscope reprocessing products.

    Revenues for the six-month period ending September 30, 1999 increased by 2.8 percent to $37.7 million. Fiscal 2000 year-to-date product sales increased by 3.8 percent or $1.4 million. Dialysis product sales are up 5.4 percent over the same period one year ago, due primarily to a 34.7 percent increase in dialysis concentrate sales partially offset by a 10.6 percent decline in dialyzer reprocessing product sales. The Cardiosurgery product sales decrease of 5.0 percent for the six-month period is primarily attributable to lower oxygenator product sales. Developing business product sales are up 13.9 percent over the same period in the prior year, due to a 67 percent increase in filtration and separation product sales, partially offset by a 42.4 percent decline in endoscope reprocessing.

    Product sales by group are summarized on the following table:

	Three Months Ended September 30		Six Months Ended September 30
(in thousands of dollars)
	1999	1998	1999	1998
Dialysis products	$13,121	$12,719	$26,938	$25,569
Cardiosurgery products	3,736	4,000	7,408	7,794
Developing Business Products	2,023	1,225	3,302	2,900

Total Company Sales	$18,880	$17,944	$37,648	$36,263

    Gross margin as a percentage of product sales decreased to 43.2 percent from 45.3 percent in the same quarter of last fiscal year. For the six-month period ended September 30, 1999 gross margins on product sales were 43.1 percent compared to 44.9 percent in the prior year. The decline in gross margins for both the three and six-month periods is attributable to unfavorable product mix combined with lower average selling prices in dialyzer reprocessing products. The unfavorable product mix is attributable to increased dialysis concentrate sales.

    Research and development expenses in the second quarter ended September 30, 1999 were $1.1 million or 6.0 percent of revenues compared to $.9 million or 5.0 percent of revenues in the second quarter of fiscal 1999. For the six-months ended September 30, 1999, expenses totaled $2.4 million or 6.3 percent of revenues compared to $2.0 million, or 5.4 percent of revenues for the same period one year ago. The increase in research and development spending for the three and six month periods is primarily related to the development of a second-generation endoscope reprocessing system combined with increased spending for dialyzer reprocessing programs. The Company expects that research and development expenses in fiscal 2000 will approximate 5.5 to 6.0 percent of revenues.

    Selling, general and administrative expenses for the quarter ended September 30, 1999 were $5.3 million or 28.1 percent of revenues compared to $4.9 million or 27.2 percent of revenues in the second quarter one year ago. For the six month period ended September 30, 1999 selling, general and administrative expenses totaled $10.5 million, or 27.9 percent of revenues compared to $10.0 million, or 27.2 percent of revenues for the same period last year. The selling, general and administrative expense increase in fiscal 2000 for the three and six month periods is primarily attributable to acquisition-related spending combined with expanded international marketing efforts. The acquisition spending is tied to the Company's efforts to license a patented cancer therapy and purchase a related apheresis clinic. In early October, the Company announced that it had canceled plans to move forward with this acquisition. The selling, general and administrative expenses associated with this transaction totaled $.2 million in the three-month period and $.3 million for the six-month period ended September 30, 1999.

    Other income of $.365 million for the second quarter ended September 30, 1999 reflects the impact of favorable foreign exchange combined with increased interest income. Other income of $.6 million for the six-month period ended September 30, 1999 also includes a $.174 million gain on the sale of undeveloped land recognized in the first quarter of fiscal 2000.

    The Company's effective income tax rates for both the second quarter and six-months ended September 30, 1999 were 34.0 percent compared to an effective rate of 33.8 percent for the same periods one year ago. The Company expects the effective tax rate for fiscal 2000 to range between 33.8 and 34.3 percent.

    The Company reported net earnings of $1.238 million for the second quarter ended September 30, 1999 or 6.6 percent of revenue compared to net earnings of $1.448 million, or 8.0 percent of revenue, in the second quarter one year ago. For the six-month period ended September 30, 1999 net earnings were $2.406 million, or 6.4 percent of revenue, compared to net earnings of $2.916 million, or 7.9 percent of revenue for the same period last year. The decline in net earnings for the second quarter ended September 30, 1999 is primarily attributable to lower gross margins. For the six-month period ended September 30, 1999 net earnings were unfavorably impacted by a decrease in contract revenue combined with lower gross margins due to unfavorable product mix. Fiscal 2000 net earnings also reflect $.137 million for the second quarter and $.24 million for the six month period ended September 30, 1999 for expenses associated with the cancer therapy acquisition which was canceled in early October 1999.

Liquidity and Capital Resources

    Operating activities provided $1.82 million of cash and cash equivalents for the six-month period ended September 30, 1999. At September 30, 1999 the Company had $8.9 million of cash and cash equivalents.

    The Company invested $2.5 million in capital equipment and patents in the six-month period ended September 30, 1999 and plans to invest between $3.5 million and $4.5 million during fiscal 2000.

    On August 21, 1998 the Company announced a stock repurchase program. Through November 8, 1999 the Company expended $2.4 million to repurchase 227,100 shares of Common Stock. During the second quarter of fiscal 2000 the Company repurchased 65,100 shares of common stock for $.7 million.

    Working capital at September 30, 1999 was $34.9 million, compared to $31.9 million at March 31, 1999. The current ratio at September 30, 1999 was 5.9, compared to 4.4 at March 31, 1999.

    In May 1999, the Company signed a letter of intent to acquire rights to commercialize a patented cancer therapy and purchase a related apheresis clinic. In early October 1999, the Company announced that it canceled plans to complete this transaction.

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

    The assessment phase, during which management attempted to identify all hardware and software that affect the Company's operations, has been completed. Based on the results of the assessment phase, the Company has determined that its primary hardware and operating system software is Year 2000 compliant. In addition, the Company's internal financial and enterprise resource planning systems are compliant.

    The Company is nearly complete with the remediation phase for its information technology systems and non-information technology, or embedded technology systems. The Company will continue to implement plans and conduct additional follow-up testing through December 31, 1999.

    In addition, the Company has reviewed and requested assurances on the status of Year 2000 readiness of its critical suppliers. Many of these suppliers have either declined to provide, or have limited their assurances on the status of Year 2000 readiness. The Company will continue to closely monitor critical suppliers.

    The Company is in the process of assessing the Year 2000 readiness of major customers and their Year 2000 status is unclear. If a significant number of suppliers and customers experience disruptions as a result of Year 2000 issues, this could have a material adverse effect on the Company.

    The Company has developed contingency plans and scenarios. Through September 30, 1999, the Company has spent approximately $.7 million for Year 2000 remediation. Based on follow-up assessments and remediation efforts to date, the Company estimates the total remaining cost of remediation and testing at less than $.1 million. The Company believes it has ample resources to fund and complete remediation and testing. However, estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that the actual costs will not be materially greater than anticipated.

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

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

    At the Company's 1999 Annual Meeting of Stockholders held on August 25, 1999, the stockholders approved the following:

    (a) The stockholders elected two directors to serve for terms ending in 2002 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

Director	Votes For	Withheld

Fred L. Shapiro, M.D.	5,763,471	59,110
Donald H. Soukup	5,763,471	59,110

    The names of the remaining directors whose term of office as director continued after the Annual Meeting are Norman Dann, William Hope, George Heenan, Amos Heilicher, Malcolm W. McDonald and Thomas McGoldrick.

    (b) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2000 with 5,788,647 votes for, 17,584 votes against, and 16,350 abstentions.

Item 6. Exhibits and Reports on Form 8-K

    a)  Exhibits

Exhibit No.		Exhibit	Form of Filing

3(a	)	Restated Articles of Incorporation, as amended
3(b	)	Restated By-Laws(1)
3(c	)	Amendment to By-Laws in November 1998(2)
4(a	)	Form of Specimen Common Stock Certificate(3)
4(b	)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(4)
10(a	)	1989 Stock Plan, as amended(5)*
10(b	)	Amendment to 1989 Stock Plan Effective February 25, 1998(6)*
10(c	)	Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(5)*
10(d	)	Separation and Consulting Agreement with Dr. Louis C. Cosentino dated April 1, 1997(5)*
10(e	)	1990 Employee Stock Purchase Plan, as amended June 1, 1993(3)
10(f	)	Supplemental Executive Retirement Plan effective April 1, 1996(7)*
10(g	)	Amendment to Supplemental Executive Retirement Plan effective April 1, 1998(6)*
10(h	)	Director Emeritus Consulting Plan(8), as amended(9)*
10(i	)	Amended 1998 Stock Option Plan(2)

Exhibit No.	Exhibit	Form of Filing

21	Subsidiaries of the Registrant
23	Consent of PricewaterhouseCoopers LLP
27	Financial Data Schedule	Electronic Submission

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

MINNTECH CORPORATION
Date:	November 10, 1999

/s/ JULES L. FISHER
Jules L. Fisher Chief Financial Officer (Duly authorized officer) (Principal financial officer)

QuickLinks

Signatures