Form 10-Q
period 1999-12-31
MINNTECH CORP
filed 2000-02-14
CIK 724969

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended December 31, 1999 or
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 1999
Common Stock, $0.05 par value	6,786,606 shares

Minntech Corporation

Quarterly Report on Form 10-Q

December 31, 1999

Index

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Earnings	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14
Signatures	16

Part I—Financial Information

Item 1. Financial Statements

Minntech Corporation

Condensed Consolidated Statements of Earnings

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31		Nine Months Ended December 31
	1999	1998	1999	1998
Net sales—product	$18,726	$19,682	$56,374	$55,945
Contract revenue	—	60	60	480

Net sales	18,726	19,742	56,434	56,425

Operating costs and expenses
Cost of product sales	10,772	10,953	32,188	30,947
Research and development	909	1,119	3,267	3,091
Selling, general and administrative	4,594	5,260	15,099	15,225
Amortization of intangible assets	123	216	499	620

Total operating costs and expenses	16,398	17,548	51,053	49,883

Earnings from operations	2,328	2,194	5,381	6,542
Other income, net	235	1,561	827	1,594

Earnings before income taxes and Minority interest	2,563	3,755	6,208	8,136
Provision for income taxes	872	1,269	2,111	2,750
Minority interest	—	—	—	(16)

Net earnings	$1,691	$2,486	$4,097	$5,402

Net earnings per share
Basic	$.25	$.37	$.60	$.79

Diluted	$.25	$.36	$.59	$.77

Weighted-average common shares Outstanding
Basic	6,840	6,738	6,854	6,806

Diluted	6,844	6,851	6,970	6,971

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31, 1999	March 31, 1999
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,134	$9,171
Accounts receivable, net	15,615	17,537
Inventories
Finished goods	4,417	5,626
Materials and work-in-process	6,964	6,611

Total inventories	11,381	12,237
Prepaid expenses and other current assets	2,903	2,330

Total current assets	40,033	41,275
Property and equipment
Land, buildings and improvements	10,483	10,507
Machinery and equipment	25,798	25,464

	36,281	35,971
Less accumulated depreciation	(20,934)	(20,950)

Net property and equipment	15,347	15,021
Other assets
Patent costs, net	567	524
Goodwill, net	646	960
Other	3,601	946

Total assets	$60,194	$58,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Note payable	$—	$252
Accounts payable	3,111	3,977
Income taxes payable	1,312	543
Accrued expenses	3,099	4,599

Total current liabilities	7,522	9,371
Deferred income taxes	82	82
Deferred compensation	849	755

Total liabilities	8,453	10,208
Commitments and Contingencies	—	—
Stockholders' equity
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.05 par value; 20,000,000 shares authorized, 6,786,606 and 6,778,617 shares issued and outstanding, respectively	339	339
Additional paid-in capital	13,126	12,889
Accumulated other comprehensive (loss)	(766)	(347)
Retained earnings	39,042	35,637

Total stockholders' equity	51,741	48,518

Total liabilities and stockholders' equity	$60,194	$58,726

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Dollars in thousands)

	Nine Months Ended December 31
	1999	1998
Cash flows from operating activities
Net earnings	$4,097	$5,402
Adjustments to reconcile net earnings to net cash (used in) Provided by operating activities:
Depreciation and amortization	2,909	2,878
Tax benefit from stock option exercises	160	—
Gain on sale of patents	—	(1,481)
Minority interest	—	(16)
Gain on sale of land	(176)	—
Other, net	31	138
Changes in assets and liabilities:
Accounts receivable	(425)	(2,769)
Inventories	(1,644)	(1,185)
Prepaid expenses	(573)	(384)
Accounts payable	(865)	175
Accrued expenses	(1,378)	(212)
Income taxes payable	769	122

Total adjustments	(1,192)	(2,734)

Net cash provided by operating activities	2,905	2,668

Cash flows from investing activities
Purchases of property and equipment	(3,377)	(3,122)
Patent application costs	(333)	(176)
Proceeds from sale of undeveloped land	710	—
Proceeds from sale of patents	—	1,600
Proceeds from of marketable securities	—	445
Proceeds from product line disposition	2,239	—
Other	166	(15)

Net cash used in investing activities	(595)	(1,268)
Cash flows from financing activities
Investments in subsidiaries	—	(436)
Proceeds from note payable	—	44
Payments on note payable	(252)	—
Proceeds from exercise of stock options	1,760	778
Payments on employee stock purchase plan	(61)	—
Repurchase of common stock	(1,683)	(950)
Payment of cash dividends	(691)	(682)

Net cash used in financing activities	(930)	(1,246)
Effects of exchange rate changes on foreign currency Cash balances	(420)	307

Net decrease in cash and cash equivalents	963	461
Cash and cash equivalents at beginning of period	9,171	6,805

Cash and cash equivalents at end of period	$10,134	$7,266

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

NOTE 2—Restructuring and Unusual Items

    During the third quarter ended December 31, 1999, $.08 million of employee related costs were paid, reducing the restructuring reserve balance. The restructuring reserve balance as of December 31, 1999 totaled $.08 million.

NOTE 3—Line of Credit

    At December 31, 1999, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (8.50% at December 31, 1999) or the indexed London Interbank Offered Rate (LIBOR). As of December 31, 1999, the Company had no outstanding borrowings under the line of credit.

NOTE 4—Net Earnings Per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended December 31, 1999 and 1998.

Three months ended 12/31/99	Income Before Extraordinary Item	Effect of Dilutive Stock Options	Diluted Earnings Per Share
	(in thousands, except per share amounts)
Net earnings	$1,691		$1,691
Weighted average common shares outstanding	6,840	4	6,844
Per share amount	$.25		$.25
Three months ended 12/31/98
Net earnings	$2,486		$2,486
Weighted average common shares outstanding	6,738	113	6,851
Per share amount	$.37		$.36

Nine months ended 12/31/99	Income Before Extraordinary Item	Effect of Dilutive Stock Options	Diluted Earnings Per Share
	(in thousands, except per share amounts)
Net earnings	$4,097		$4,097
Weighted average common shares outstanding	6,854	116	6,970
Per share amount	$.60		$.59
Nine months ended 12/31/98
Net earnings	$5,402		$5,402
Weighted average common shares outstanding	6,806	165	6,971
Per share amount	$.79		$.77

    Outstanding stock options to purchase 270,767 shares of common stock as of December 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

NOTE 5—Comprehensive Income

    The components of comprehensive income are as follows (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	1999	1998	1999	1998
Net income	$1,691	$2,486	$4,097	$5,402
Unrealized gains/losses or securities	—	(1)	—	14
Foreign currency translation adjustments	(345)	(90)	(420)	306

Comprehensive income	$1,346	$2,395	$3,677	$5,722

    The accumulated other comprehensive loss balance as of December 31, 1999 of ($420) is recorded net of ($214) in income taxes.

Consolidated Statement of Stockholders' Equity (dollars in thousands)

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-In Capital	Accumulated other Comprehensive (Loss)	Retained Earnings	Total
Balances at March 31, 1999	6,778,617	$339	$12,889	$(347)	$35,637	$48,518
Net earnings	—	—	—	—	4,097	4,097
Foreign currency translation adjustment (including taxes of ($214))	—	—	—	(420)	—	(420)

Comprehensive income	—	—	—	—	—	3,677

Exercise of stock options	146,280	7	1,500	—	—	1,507
Repurchase of common stock	(160,300)	(8)	(1,675)	—	—	(1,683)
Employee stock purchase plan	22,009	1	252	—	—	253
Tax benefit from exercise of stock options	—	—	160	—	—	160
Dividends paid of $.10 per share	—	—	—	—	(691)	(691)

Balances at December 31, 1999	6,878,806	$339	$13,126	$(767)	$39,043	$51,741

NOTE 6—Product Line Disposition

    On October 6, 1999, the Company finalized the sale of all assets and rights related to it's Biocor™ oxygenator and EnGUARD™ PHX cardioplegia systems components to Lifestream International LLC, a newly formed cardiopulmonary products company, in exchange for $7.2 million in cash and warrants. Under the terms of the agreement Minntech received $2.24 million in cash at closing. The balance of $4.96 million is now recorded as a long term receivable, to be received over the next two years. Three payments of $.25 million will be received, two of the payments are related to receiving 510K approval on two new products, and the third payment will be received when a product modification meets agreed upon specifications. An estimated $4.2 million will be received, based upon the completion of specific phases in the agreement, by October 2001.

    The Company does not expect a significant gain to result upon the completion of the transaction.

NOTE 7—Segment Data and Significant Customers

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

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate Administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the three month and nine month periods ended December 31, 1999 and 1998.

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
Three months ended 12/31/99	$13,804	$2,779	$2,143	$—	$18,726
Three months ended 12/31/98	13,706	4,188	1,788	60	19,742
Nine months ended 12/31/99	40,741	10,188	5,445	60	56,434
Nine months ended 12/31/98	$39,275	$11,982	$4,688	$480	$56,425
Income (loss) from Operations
Three months ended 12/31/99	$3,950	$717	$255	$(2,594)	$2,328
Three months ended 12/31/98	4,368	807	(200)	(2,781)	2,194
Nine months ended 12/31/99	11,471	2,004	115	(8,209)	5,381
Nine months ended 12/31/98	$13,249	$1,986	$(907)	$(7,786)	$6,542
Identifiable assets(2)
December 31, 1999	$21,314	$10,549	$2,400	$25,931	$60,194
March 31, 1999	$20,219	$13,543	$3,580	$21,384	$58,726

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

Geographic Areas

    Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. International sales amounted to 21% and 24% of revenues for the three month periods ended December 31, 1999 and 1998, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other(1)	Eliminations	Total
Revenues
Three months ended 12/31/99	$16,187	$4,413	$—	$(1,874)	$18,726
Three months ended 12/31/98	17,373	5,545	60	(3,236)	19,742
Nine months ended 12/31/99	49,949	14,505	60	(8,080)	56,434
Nine months ended 12/31/98	$50,817	$14,017	$480	$(8,889)	56,425
Property, Plant & Equipment, net
December 31, 1999	$12,650	$2,697	—	—	$15,347
March 31, 1999	$12,149	$2,872	—	—	$15,021

(1)
Contract revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Revenues in the third quarter ended December 31, 1999 decreased by 5.2 percent to $18.7 million. Sales of dialysis products increased .7 percent over the same period a year ago due primarily to a 16.1 percent increase in dialysis concentrate sales, partially offset by a 10.1 percent decline in dialyzer reprocessing product sales. The Cardiosurgery product sales decrease of 33.6 percent is primarily attributable to a decline in oxygenator sales. The oxygenator product line was sold to LifeStream International in October. The decrease in oxygenator sales relates to the business transition and bringing inventory in line with current sales levels. Developing business product sales increased 19.8 percent for the second quarter due to a 15.7 percent increase in filtration and separation product sales combined with a 32.3 percent increase in endoscope reprocessing products. The Company believes that year 2000-related stockpiling by customers impacting revenues in the quarter ended December 31, 1999 was insignificant.

    Revenues for the nine-month period ending December 31, 1999 were flat at $56.4 million. Excluding contract revenue, fiscal 2000 year-to-date product sales increased by .8 percent or $.4 million. Dialysis product sales are up 3.7 percent over the same period one year ago, due primarily to a 27.9 percent increase in dialysis concentrate sales partially offset by a 10.4 percent decline in dialyzer reprocessing product sales. The cardiosurgery product sales decrease of 15.0 percent for the nine-month period is primarily attributable to lower oxygenator product sales. Developing business product sales are up 16.1 percent over the same period in the prior year, due to a 42.6 percent increase in filtration and separation product sales, partially offset by a 24.5 percent decline in endoscope reprocessing.

    Product sales by group are summarized on the following table:

	Three Months Ended December 31		Nine Months Ended December 31
(in thousands of dollars)
	1999	1998	1999	1998
Dialysis products	$13,804	$13,706	$40,741	$39,275
Cardiosurgery products	2,779	4,188	10,188	11,982
Developing Business Products	2,143	1,788	5,445	4,688

Total Company Sales	$18,726	$19,682	$56,374	$55,945

    Gross margin as a percentage of product sales decreased to 42.5 percent from 44.4 percent in the same quarter of last fiscal year. For the nine-month period ended December 31, 1999 gross margins on product sales were 42.9 percent compared to 44.7 percent in the prior year. The decline in gross margins for both the three- and nine-month periods is attributable to unfavorable product mix, lower average selling prices in dialyzer reprocessing products, and the shift in our cardiosurgery products to an OEM basis. The unfavorable product mix is attributable to increased dialysis concentrate sales.

    Research and development expenses in the third quarter ended December 31, 1999 were $.9 million or 4.9 percent of revenues, compared to $1.1 million or 5.7 percent of revenues in the third quarter of fiscal 1999. For the nine-months ended December 31, 1999, expenses totaled $3.3 million or 5.8 percent of revenues compared to $3.1 million, or 5.5 percent of revenues for the same period one year ago. The decrease in research and development spending for the three-month period is related to transitioning product development efforts to new programs. The increase in research and development spending for the nine-month period is primarily related to the development of a second-generation endoscope reprocessing system combined with increased spending for dialyzer reprocessing programs. The Company expects that research and development expenses in fiscal 2000 will approximate 5.3 to 5.8 percent of revenues.

    Selling, general, and administrative expenses for the quarter ended December 31, 1999 were $4.8 million or 24.5 percent of revenues compared to $5.3 million or 26.6 percent of revenues in the third quarter one year ago. For the nine-month period ended December 31, 1999 selling, general, and administrative expenses totaled $15.1 million, or 26.8 percent of revenues compared to $15.2 million, or 27.0 percent of revenues for the same period last year. The selling, general, and administrative expense decrease in fiscal 2000 for the three- and nine-month periods is attributable to reduced sales and marketing spending related to transitioning cardiosurgery product lines from direct sales and marketing to an OEM structure.

    Other income for the quarter ended December 31, 1999 was $.235 million compared to $1.561 million in the third quarter of the prior year. For the nine-month period ended December 31, 1999, other income was $.827 million, compared to other income of $1.594 million for the same period one year ago. Other income in fiscal 1999 for the three- and nine-month periods, reflects a $1.48 million gain related to the sale of two U.S. patents.

    The Company's effective income tax rates for both the third quarter and nine-months ended December 31, 1999 were 34.0 percent compared to an effective rate of 33.8 percent for the same periods one year ago. The Company expects the effective tax rate for fiscal 2000 to approximate 34.0 percent.

    The Company reported net earnings of $1.692 million for the third quarter ended December 31, 1999 or 9.0 percent of revenue compared to net earnings of $2.486 million, or 12.6 percent of revenue, in the third quarter one year ago. For the nine-month period ended December 31, 1999 net earnings were $4.096 million, or 7.3 percent of revenue, compared to net earnings of $5.402 million, or 9.6 percent of revenue for the same period last year. Fiscal 1999 third quarter net earnings reflect $.981 million for the sale of two U.S. patents. Excluding the patent sale, the Company's net earnings totaled $1.505 million and $4.421 million for quarter and nine months in the prior year, respectively. The improvement in net earnings for the third quarter ended December 31, 1999, compared to the same period one year ago excluding the patent sale, is due primarily to shifting our cardiosurgery product line sales and marketing from direct to an OEM basis, which resulted in lower selling, general, and administrative spending. For the nine-month period ended December 31, 1999 net earnings were unfavorably impacted by a decrease in contract revenue combined with a shift in product mix to products with lower gross margins. Fiscal 2000 net earnings reflect $.24 million for the nine-month period ended December 31, 1999 for expenses associated with the cancer therapy acquisition which was canceled in early October 1999.

Liquidity and Capital Resources

    Operating activities provided $2.9 million of cash and cash equivalents for the nine-month period ended December 31, 1999. At December 31, 1999 the Company had $10.1 million of cash and cash equivalents.

    The Company invested $3.7 million in capital equipment and patents in the nine-month period ended December 31, 1999 and plans to invest between $4.0 and $4.5 million during fiscal 2000.

    The Company announced a stock repurchase program in August 1998 to purchase up to 300,000 shares of common stock and subsequently extended it in December 1999 by authorizing purchases of up to an additional 300,000 shares. Through February 10, 2000 the Company expended $3.3 million to repurchase 324,000 shares of common stock. During the third quarter of fiscal 2000 the Company repurchased 92,200 shares of common stock for $.9 million.

    Working capital at December 31, 1999 was $32.5 million, compared to $31.9 million at March 31, 1999. The current ratio at December 31, 1999 was 5.3 compared to 4.4 at March 31, 1999.

    In October 1999, the Company finalized the sale of two cardiosurgery products to LifeStream International for $7.2 million in cash and warrants. Minntech received $2.24 million in cash at closing with the remainder to be paid over the subsequent two-year period.

Year 2000 Compliance

    The Company has devoted significant resources to minimize the risk of potential disruption from year-2000 issues related to computers or other equipment with date-sensitive software and embedded chip systems. If we, or our significant customers, suppliers, or other third parties fail to correct year-2000 issues during the year-2000 transition period, our ability to operate our business could be adversely affected. However, based on our assessment of operations through February 10, 2000, we have not experienced any significant year-2000 issues.

    We assessed, inventoried, and classified year-2000 issues on all of our information technology systems' infrastructure and non-information technology systems (such systems contain embedded technology in manufacturing, laboratory, or process-control equipment containing microprocessors or other similar circuitry). Information systems that were year-2000 deficient were modified, upgraded, or replaced, and tested for compliance. All non-information technology systems (including production and laboratory equipment) were tested and certified year-2000 compliant. The costs of year-2000 remediation totaled approximately $.7 million, all of which have been incurred, and which were not material to our financial position, operations' results, or cash flows.

    The Company surveyed significant customers, suppliers, and other third parties critical to our business operations to determine their year-2000 compliance readiness. We assessed the associated risks, developed contingency plans, and implemented contingency measures as appropriate. We will continue to monitor critical business systems through the year-2000 transition period and modify contingency plans if necessary.

Part II—Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

Exhibit No.		Exhibit	Form of Filing
3	(a)	Restated Articles of Incorporation, as amended
3	(b)	Restated By-Laws(1)
3	(c)	Amendment to By-Laws in November 1998(2)
4	(a)	Form of Specimen Common Stock Certificate(3)
4	(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(4)
10	(a)	1989 Stock Plan, as amended(5)*
10	(b)	Amendment to 1989 Stock Plan Effective February 25, 1998(6)*
10	(c)	Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(5)*
10	(d)	Separation and Consulting Agreement with Dr. Louis C. Cosentino dated April 1, 1997(5)*
10	(e)	1990 Employee Stock Purchase Plan, as amended June 1, 1993(3)
10	(f)	Supplemental Executive Retirement Plan effective April 1, 1996(7)*
10	(g)	Amendment to Supplemental Executive Retirement Plan effective April 1, 1998(6)*
10	(h)	Director Emeritus Consulting Plan(8), as amended(9)*
10	(i)	Amended 1998 Stock Option Plan(2)
21		Subsidiaries of the Registrant
23		Consent of PricewaterhouseCoopers LLP
27		Financial Data Schedule	Electronic Submission
  b)
  Reports on Form 8-K
  Current Report on Form 8-K, filed on July 13, 1999, relating to press release regarding execution of letter of intent of proposed acquisition.
  Current Report on Form 8-K, filed on May 25, 1999, relating to the adoption of the rights agreement.
  Current Report on Form 8-K, filed on October 21, 1999, relating to the disposition of assets agreement.

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

Minntech Corporation
Date:	February 11, 1999

/s/ Jules L. Fisher

Jules L. Fisher
Chief Financial Officer
(Duly authorized officer)
(Principal financial officer)

QuickLinks

Index

Signatures