Form 10-K405
period 2000-03-31
MINNTECH CORP
filed 2000-06-29
CIK 724969

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2000 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-11278

MINNTECH CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1229121 (IRS Employer Identification No.)

14605-28th Avenue North
Minneapolis, Minnesota 55447
(Address of principal executive offices)
Registrant's telephone number, including area code: (763)553-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.05 per share
Preferred Share Purchase Rights, par value $.05 per share.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   As of June 5, 2000, 6,678,814 shares of Common Stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of Common Stock (based upon the closing transaction price on such date as reported on the NASDAQ National Market System) held by non-affiliates of the registrant was approximately $50,925,957.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement of Minntech Corporation for the Annual Meeting of Shareholders to be held on August 30, 2000 (the "Proxy Statement"), which will be filed within 120 days after the registrant's fiscal year ended March 31, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K ("Form 10-K"). (The Compensation Committee Report and the stock performance graph contained in the registrant's Proxy Statement are expressly not incorporated by reference in this Form 10-K.)

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Although the Company believes these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of the Company's control, including those set forth under "Forward-looking Statements" in Item 7 and "Risk Factors," beginning on page 20 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under "Forward-looking Statements" in Item 7 and "Risk Factors," as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth under "Forward-looking Statements" in Item 7 and "Risk Factors" in this section. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements.

PART I

Item 1. BUSINESS

General Development of the Business

    Minntech Corporation (the "Company") was incorporated on January 30, 1974, under the laws of Minnesota. The Company is engaged in the development, manufacture, and marketing of medical supplies and devices, sterilants, and filtration and separation products. The Company's products are used primarily in kidney dialysis and in open-heart surgery. The trade name of Minntech Renal Systems is used for products sold in the dialysis market and the trade name of Minntech Fibercor is used for filtration and separation products marketed to the pharmaceutical, medical, semiconductor, and biotechnology industries. The Company has core technologies in electronics, fibers, plastics, and chemical solutions, all of which were internally developed.

Industry Segments

    Through March 31, 2000 the Company has been primarily engaged in the manufacture and marketing of medical devices and supplies. The Company also markets filtration devices and disinfectants for filtration and separation applications. See "Notes to Consolidated Financial Statements, Note 4—Segment Data and Significant Customers," pages 35-37 of this Form 10-K, for financial information by segment.

Products

    The Company has three interrelated product segments:

  •
  Dialysis Products
  •
  Cardiosurgery Products
  •
  Developing Businesses (including filtration and separation and endoscope reprocessing products)

DIALYSIS PRODUCTS

    The Company manufactures supplies, concentrates, and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease ("ESRD"). These dialysis products accounted for approximately 72.6 percent of the Company's product sales in fiscal 2000, 69.5 percent of product sales in fiscal 1999, and 72.7 percent of product sales in fiscal 1998.

  Concentrates

    The Company's main dialysis supply product is a line of acid and bicarbonate concentrates used by kidney centers to prepare dialysate, a chemical solution used to draw waste products out of the blood during hemodialysis treatments. According to the United States Renal Data Service, over 260,000 Americans suffering from ESRD underwent life-sustaining hemodialysis treatments in 1997. These treatments are typically administered three times a week and require approximately three gallons of dialysis concentrate each. The Company believes it provides the industry's most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines.

    In April 2000, the Company introduced the Renapak 2™, an innovative manufacturing system that produces on-demand hemodialysis concentrates in less than 30 minutes without the substantial freight costs and storage space required for pre-mixed concentrates. Minntech manufactures and markets the powdered concentrate for this product, which feature a convenient labeling system that allows users to "peel-and-stick" package labels directly into their concentrate manufacturing documentation.

    In May 2000, the Company signed a letter of intent to acquire assets of Di-Chem Concentrate, Inc., a Pennsylvania-based original equipment manufacturer ("OEM") of hemodialysis concentrates. The pending acquisition establishes a second manufacturing presence to strengthen the Company's growing concentrate supply and distribution chain, which includes new distribution centers in Columbia, South Carolina and Jackson, Mississippi (see "Markets and Distribution" below for more information). The Company believes this acquisition will increase concentrate manufacturing capacity and expand market coverage substantially.

  Dialyzer Reprocessing

    The Company's dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System, the Renalog® III Data Management System, and Renalin® Cold Sterilant, a peracetic acid solution that replaces formaldehyde, glutaraldehyde, and bleach in dialyzer reprocessing. Actril® Cold Sterilant, a surface disinfectant, is also part of the dialyzer reprocessing product line.

    In response to government-mandated cost containment measures, in the late 1970s many United States dialysis centers began cleaning, disinfecting, and reusing dialyzers (artificial kidneys) instead of discarding them after a single use (a procedure now known as "dialyzer reuse"). Data released by the Centers for Disease Control ("CDC") indicate that, as of 1997, 82 percent of all dialysis centers in the United States reuse dialyzers. Between 1983 and 1997, the percentage of these facilities using Renalin® for dialyzer reprocessing grew from 5 to 56 percent. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers. The CDC also reported that 62 percent of centers practicing reuse used an automated system to reprocess their dialyzers. Based upon the data collected from the CDC, the Company estimates dialyzer reprocessing eliminated 13,000 metric tons of biohazardous waste in the United States in 1997.

    Unlike the United States market, dialyzer reuse is in the formative stages in Europe. The Company has increased reprocessing product sales in Europe by employing direct salespersons in major dialysis markets and promoting the advantages of reuse. The Company estimates that approximately 70 percent of worldwide ESRD patients are outside of the United States.

    The Renatron® reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing, and testing dialyzers for multiple use. The Renatron® II, the most current version of the product introduced in 1990, includes a bar code reader, computer, and a Renalog® III software system that provides dialysis centers with automated record keeping and data analysis capabilities. The Company believes its Renatron® system is faster, easier to use, and more efficient than competitive automated systems. The Company also believes that the Renatron® system is one of the top selling automated dialyzer reprocessing systems in the world. At March 31, 2000, the Company had an installed customer base of approximately 4,600 Renatron® stations.

    Renalin® Cold Sterilant has been used in over 300 million dialyzer reprocessing treatments in the U.S. since the product was first introduced in 1985. The product's proprietary peracetic acid-based formula effectively cleans, disinfects, and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin® is the leading dialyzer reprocessing solution in the United States.

    In May 1999, the Company introduced the RenaClear™ Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system. The system removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as "precleaning." Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion can increase the risk of contamination of the dialyzer components and damage to the membrane. The RenaClear™ system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The RenaClear™ Dialyzer Cleaning System is designed for use with peracetic acid-based RenaClear™ Disinfectant.

  Dialyzer Reprocessing Services

    The Company opened its first Minntech Dialyzer Reprocessing Center in Orlando, Florida in November 1999, and additional centers in Boston and Atlanta are scheduled to open in the second quarter of fiscal 2001. Dialyzer reprocessing has traditionally required hemodialysis providers to make a significant investment in dedicated staff, facilities, and capital equipment. By outsourcing this service to Minntech, providers are able to conserve their financial resources for improved patient care.

    Minntech Reprocessing Centers handle all aspects of dialyzer reprocessing, including compliance with regulatory requirements and record keeping. Dialyzers are picked up at dialysis centers by Minntech personnel and brought to the reprocessing center, where they are cleaned, tested, inspected, sterilized, and returned to their facility within a 24-hour period. Minntech Reprocessing Centers are equipped with Minntech's Renatron® II Automated Dialyzer Reprocessing System and Renalin® Cold Sterilant.

  Electronics

    The Company's major dialysis electronic products are the Sonalarm® Foam Detector, a device that detects air emboli, or bubbles, in blood during hemodialysis, and the Minipump™ Hemodialysis Blood Pump, which circulates blood during hemodialysis. The Sonalarm® and the Minipump™ are sold to end-users and in component form to other manufacturers of blood processing equipment.

CARDIOSURGERY PRODUCTS

    The Company manufactures several hollow fiber devices and device components for use in cardiosurgery. The Company's cardiosurgery products accounted for approximately 17.4 percent of total product sales in fiscal 2000, 21.8 percent of product sales in fiscal 1999, and 19.9 percent of product sales in fiscal 1998.

    In October 1999, the Company finalized the sale of all assets and rights related to its Biocor™ oxygenator and EnGUARD™ PHX cardioplegia system components to LifeStream International, LLC ("LifeStream"), a leading global cardiopulmonary products company. The products, which are used during open-heart surgery, were acquired by LifeStream in exchange for $7.2 million in cash and warrants. The Company also entered into an exclusive distribution agreement with LifeStream for the Hemocor HPH® hemoconcentrator product line.

    Under the terms of the agreement, Minntech received $2.5 million in cash and will collect the balance of $4.7 million over a two year period. The Company has also received a warrant to purchase up to 5 percent of LifeStream's outstanding equity securities within a term of one year. Minntech will continue to manufacture ancillary cardiosurgery products and molded plastic components of the Biocor™ oxygenator and EnGUARD™ PHX cardioplegia system under a two year agreement.

  Oxygenator and Cardioplegia System Components

    The Company manufactured membrane oxygenators based on its proprietary hollow fiber technology from 1987 through 1999, and continues to manufacture components of the Biocor™ oxygenator for LifeStream. An oxygenator is used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to replace the function of the lungs during open-heart surgery. The patient's blood is circulated through the device, which removes the carbon dioxide in the blood and exchanges it for oxygen. The Company estimates that there are an estimated 900,000 open-heart procedures performed annually worldwide.

    Minntech also continues to manufacture molded plastic components of the EnGUARD™ PHX cardioplegia system, a cardioplegia heat exchanger, for LifeStream. The EnGUARD™ PHX was CE marked by the Company in April 1999 and the 510(k) clearance for the product was received from the FDA on June 8, 2000. The EnGUARD™ PHX precisely controls the temperature and delivery of cardioplegia, a blood and/or chemical solution that arrests and protects the heart during cardiopulmonary bypass procedures. The device is used by a perfusionist as part of the cardiopulmonary bypass circuit.

  Hemoconcentrators

    A hemoconcentrator is used by a perfusionist to concentrate red blood cells and remove excess fluid from the bloodstream during open-heart surgery. Because the entire blood volume of the patient passes through the hemoconcentrator device during an open-heart procedure, the biocompatibility of the blood-contact components of the device is critical.

    In fiscal 1999, the Company received 510(k) market clearance from the U.S. Food and Drug Administration ("FDA") for two new hemoconcentrators—the HPH® 700 HPH, an adult hemoconcentrator (December 1998), and the HPH Mini™, a hemoconcentrator designed specifically for pediatric and neonatal patients (May 1998). With the addition of these two new hemoconcentrators, the Company now offers a total of five hemoconcentrator devices to meet the clinical volume requirements of neonatal through large adult patients. Since 1985, the Company has manufactured and marketed a complete line of hemoconcentrators. The Hemocor HPH® hemoconcentrator line, the Company's current third-generation product, succeeded the Hemocor Plus® second-generation hemoconcentrator line in February 1994.

    The entire line of Hemocor HPH® high performance hemoconcentrator products contains the Company's proprietary polysulfone fiber. The Hemocor HPH® line also features a unique "no-rinse" design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

    The Company's market-leading Hemocor HPH® hemoconcentrator line was not sold in the LifeStream acquisition, but is distributed exclusively through LifeStream under a separate worldwide distribution agreement initiated in fiscal 2000.

    The Company estimates that hemoconcentration is currently used in up to 30 percent of the estimated 440,000 open-heart procedures performed annually in the United States, and to a lesser extent internationally. Such procedures require up to 132,000 hemoconcentrator devices each year worldwide. At March 31, 2000, the Company believes it held a 70 percent share of the United States hemoconcentrator market. The Company is currently exploring new clinical applications for its hemoconcentrator products that it believes could increase the total market size for the product.

  Hemofilters

    In October 1997, the Company entered into a marketing and distribution agreement with Baxter Healthcare Corporation (a subsidiary of Baxter International, Inc.) to sell the Company's entire line of Renaflo™ II and Minifilter Plus™ hemofilter products in all world markets except Japan and China. This contract expires in December 2000. The Company believes the contract will be renewed.

    The Renaflo® hemofilter, introduced in 1985, is a device that performs hemofiltration—a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes plasma water, waste products, and toxins from the circulating blood of patients while conserving the cellular and protein content of the blood. The Company's hemofilter line features no-rinse, polysulfone fiber that requires minimal set up time for the healthcare professional and is highly biocompatible for patient comfort. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients.

DEVELOPING BUSINESS PRODUCTS

    The Company's developing businesses include the Company's filtration and separation product line and endoscope reprocessing product line. Developing business products accounted for 10.0 percent of the Company's product sales in fiscal 2000, 8.7 percent of product sales in fiscal 1999, and 7.4 percent of product sales in fiscal 1998.

FILTRATION AND SEPARATION PRODUCTS

    The Company's filtration and separation division, Minntech Fibercor, manufactures hollow fiber filters and disinfectants for high-purity fluid and gas filtration systems in the pharmaceutical, electronics (microelectronic, semiconductor, computer), medical, and biotechnology industries. The Company's filtration and separation products are currently sold primarily in the United States. However, the Company began the establishment of a European distribution network in fiscal 1998 in order to capture a larger share of the estimated $3.5 billion worldwide healthcare and technology filtration market. The Company intends to grow this portion of the business through internal product development and selected acquisitions.

    Filtration and separation product sales accounted for approximately 8 percent of the Company's total product sales in fiscal 2000.

  Filter Products

    In May 2000, the Company introduced the FiberFlo® Membrane Degassing System, a high-performance hollow fiber module and customized housing for the addition or removal of gases from liquid streams. The FiberFlo® Membrane Degassing System was developed for use in pharmaceutical manufacturing, food and beverage manufacturing, laboratory, medical, and bioprocessing applications. The polypropylene hollow fiber cartridge degas module features an extremely large surface area and high flow rates for minimal energy consumption and easy operation and maintenance, and can be used for CO2 and O2 removal, humidification, pH adjustment, oxygenation, and sparging of gases to solutions.

    The Company received 510(k) clearance from the FDA in March 1999 to market FiberFlo® hollow fiber in-line capsule filters for medical applications. The FiberFlo® Hollow Fiber Capsule Filter line, which made its market debut in April 1998, is based on the same high performance hollow fiber technology used in the Company's polysulfone FiberFlo® HF cartridge filter product line. Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases. FiberFlo® capsule filters are engineered for point-of-use applications that require very fine filtration. To date, they are also the only solution filtration products on the market to make endotoxin reduction claims. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo® capsule filters and cartridge filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

    FiberFlo® cartridge filters are used in high-purity industrial water systems to filter spores, bacteria, and pyrogens from fluids. They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the American Association of Medical Instrumentation. The cartridge filters feature large surface area and fine filtration advantages that are similar to the Company's capsule filter line.

  Disinfectants

    The Company's Minncare® Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems. Minncare® is based on the Company's proprietary peracetic acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. The Company has private label agreements for both Minncare® and Actril® sterilants with several manufacturers of filtration and separation products.

  Other

    Minntech Fibercor offers a line of ancillary filtration products, including cleaning solutions, disinfectant test strips, and filtration housings and accessories.

ENDOSCOPE REPROCESSING

    In April 2000, the Company submitted a 510(k) filing to the FDA for two next-generation endoscope reprocessing products—an automated endoscope reprocessor and companion sterilant. The filing occurred as part of a multi-year joint development deal with Advanced Sterilization Products ("ASP"), a division of Ethicon (a Johnson & Johnson Company). The joint development agreement, initiated in April 1998, was the Company's second strategic agreement with ASP and included contract revenues of $1.6 million. In February 1998, the Company also entered into a distribution and marketing agreement with ASP to sell the Company's existing automated endoscope reprocessor (the AER™ Plus) and endoscope reprocessing sterilant/disinfectant product (formerly Peract® 20). The multi-year Minntech/ASP alliance calls for ASP to meet certain minimum purchase agreements of the endoscope reprocessor and sterilant/disinfectant. Both products continue to be manufactured at the Company's production facility in Plymouth, Minnesota. The Company is currently in negotiations with ASP for a distribution agreement for its next-generation endoscope reprocessing products. See "Research and Product Development" below for more information.

    The Company's endoscope reprocessing product line was originally purchased from Bard Interventional Products, a division of C.R. Bard Inc., in September 1994. Through February 1998, the products were sold under the Company's trade name of Unitrol™.

    An estimated 12 million gastrointestinal endoscopy procedures are performed in the United States each year. Unlike disposable medical devices, which are discarded after a patient procedure, the endoscopes used in these procedures may be used on hundreds of patients a year before being retired from use. These multi-channel scopes have numerous joints and crevices that can easily become clogged with blood, tissue, or other biological material. The risk of transmitting infection from patient to patient can be high if a thorough and reliable disinfection procedure is not performed after each procedure. The Company's AER Plus™ automated endoscope reprocessor provides consistent high-level endoscope disinfection. The self-contained system also helps safeguard reprocessing staff by containing any disinfectant fumes.

    The most widely-used sterilant used for endoscope reprocessing, glutaraldehyde, emits fumes that can irritate the skin and respiratory system. Published studies have reported severe physical reactions to glutaraldehyde fumes, including skin irritation and inflammation, burning eyes, headaches, and respiratory distress during medical device reprocessing procedures. The Company believes its peracetic acid sterilant/disinfectant has a competitive advantage over glutarldehyde in that it emits no noxious fumes and is biodegradable to safeguard healthcare workers and the environment.

    Endoscope reprocessing product sales accounted for approximately 2 percent of the Company's total product sales in fiscal 2000 and 3 percent in both 1999 and 1998, respectively.

Markets And Distribution

    The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through a direct sales force and through distributors. At March 31, 2000, the Company employed a total of nine dialysis sales representatives in the United States and three water filtration sales representatives. In addition, a customer service staff and a technical services department support field activity. The Company operates its own trucks to minimize shipping costs and to expedite delivery of certain dialysis products from its Minneapolis, Minnesota facilities. In fiscal 2000, the Company opened distribution centers in Columbia, South Carolina and Jackson, Mississippi to serve the southeastern and the south-central United States. A third distribution center, established in fiscal 1999, is located in Camp Hill, Pennsylvania and serves customers in the northeast.

    Minntech B.V., the Company's headquarters for its European operations in The Netherlands, employed a total of 30 people in Europe at March 31, 2000. This wholly-owned subsidiary has been the base for the Company's European dialysis and cardiosurgery sales operations since 1995. In fiscal 1999, the Company began to establish a European sales distribution network for filtration and separation products. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. In May 1998, the Company formed its Minntech International division to oversee operations of both Minntech B.V. and Minntech Japan.

    The Company's dialysis marketing programs are directed at nephrologists (doctors who specialize in treating kidney disease), nurses, hospital and clinic administrators, and others who influence purchasing decisions. Cardiosurgery marketing programs are directed at OEM customers, and filtration and separation marketing programs are directed at distributors and large OEMs.

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

Sources and Availability of Materials

    The Company has multiple sources of supplies for use in its manufacturing operations. In addition, the Company constructs many of its injection molds and also molds and extrudes many of its component plastic parts. High demand for polycarbonate products by various industries has at times caused temporary shortages of their supply.

Patents and Trademarks

    The Company holds rights under 81 patents worldwide (including 32 United States patents) covering its products or components thereof. At March 31, 2000, the Company also had a total of 49 pending patent applications in the United States and in foreign countries. The Company also holds rights under 238 trademark registrations worldwide and had 63 trademark applications pending as of March 31, 2000.

    The Company believes that patent protection is a significant factor in maintaining its market position, but the rapid changes of technology in reprocessing, hollow fiber membranes, dialysis, liquid and dry chemical sterilants and other areas in which the Company competes may limit the value of the Company's existing patents.

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

Seasonality of the Business

    The Company's business is not seasonal.

Working Capital and Backlog

    The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within five working days of receipt. The Company had approximately $60,000 of order backlogs as of March 31, 2000.

Significant Customers

    The Company's five largest customers accounted for approximately 29.3 percent of total sales in 2000, 33.4 percent in 1999, and 24.9 percent in 1998. The Company's largest customer accounted for 6.8 percent of total sales in 2000.

Renegotiation or Termination of Government Contracts

    No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Competition

  Dialysis

    The Company's dialysis and dialyzer reprocessing products are sold in a highly competitive market, and the Company competes with many other firms. The dialysis market is dominated by a few firms, including Baxter Healthcare (division of Baxter International Inc.), Gambro AB, and Fresenius Medical Care AG. These firms have substantially greater financial and personnel resources than the Company and most of them produce and sell a more comprehensive line of dialysis equipment and supplies. The Company also faces competition from other international companies and several smaller companies that carry a limited line of products.

    In fiscal 1999, two of the Company's competitors (Fresenius Medical Care AG and HDC Medical, Inc.) introduced peracetic acid-based dialyzer reprocessing germicides, expanding a market previously dominated by the Company's Renalin® Cold Sterilant product. However, Renalin® remains the only reprocessing chemical that has been validated for use with the Renatron® dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. Renalin® is also the only dialyzer reprocessing germicide which carries a sterilization claim in the United States market. The Company has informed its Renatron® customers that it is unable to guarantee the integrity, reliability, and chemical interaction of alternative germicides with the Renatron® system. The Company believes that this validation, coupled with the Company's extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for their product. However, the competitive price pressures introduced by these new germicides may impact the Company's current dialyzer reprocessing chemical market share.

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

  Cardiosurgery

    The Company does not engage in direct sales of its cardiosurgery products and product components. Substantially, all rights and assets related to the Company's oxygenator and cardioplegia system products were sold to LifeStream in October 1999. Minntech's hemofilter line is sold on an OEM basis to Baxter Healthcare International, and its Hemocor HPH® hemoconcentrator products are sold exclusively through worldwide distributor LifeStream (see "Cardiosurgery Products" above for more information).

  Developing Businesses—Filtration and Separation

    Major competitors in the industry include Pall Corporation, Millipore Corporation, Sartorius AG, Cuno, Inc., Whatman, Inc., and Osmonics, Inc. There are a number of different mediums currently used in the manufacture of microfilters that compete with the Company's polysulfone fibers (e.g. PTFE, cellulose, polypropylene, nylon, PVDF). Polysulfone fiber has a superior surface area and better biocompatibility as compared to other fibers. Certain compatibility issues do exist with the fiber.

Market Conditions

    The health care industry in the United States operates under cost-containment pressures imposed by the federal government, employers, and health insurance carriers. One major influence is the Medicare Prospective Payment System, implemented in 1983, which provides for fixed payments to hospitals for care of Medicare patients based on diagnosis rather than actual hospital charges (the DRG system). In addition, the Company's end-user customers for its dialysis and reprocessing products are subject to fixed payments per treatment under separate Medicare regulations which have been in place for over 25 years.

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

    Under the current cost containment environment, the competitive factors in the medical markets served by the Company are such that cost reduction is a prime consideration. While this may adversely affect some of the Company's supply products, cost containment pressures may be a positive factor for certain Company products, such as dialyzer reprocessing products and the Renapak 2™ Concentrate Manufacturing System.

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

    In April 1998, the Company entered into an agreement with ASP for the development of a next-generation automatic endoscope reprocessing machine and chemical sterilant. This multi-year joint development and licensing agreement calls for a $1.5 million licensing fee to be paid to the Company upon the completion of certain milestone events. The Company filed for FDA 510(k) clearance of the next-generation endoscope reprocessing products in April 2000. Under the agreement, the Company will have the exclusive right to manufacture the reprocessing system and sterilant, and ASP will have worldwide marketing rights for the products. Minntech is currently in negotiations with ASP for a distribution contract for these next-generation products.

    The Company's other current research and development efforts are directed towards core technology development in dialyzer reprocessing applications, hemodialysis concentrate technologies, blood filtration and oxygenation technologies, sterilant/disinfectant applications, and filtration and separation technologies.

    As of March 31, 2000, 26 of the Company's employees were engaged in research and development. In addition to its own research activities, the Company, from time to time, obtains experimental and clinical research from outside investigators, consultants, and institutions.

    Over the past three years the Company has expended a total of $11.8 million in research and development as follows: fiscal 2000—$4.5 million; fiscal 1999—$4.4 million; and fiscal 1998—$2.9 million. Such costs represented 6.0 percent, 5.8 percent, and 4.1 percent of revenues, respectively, in each period.

Government Regulation

    The medical products manufactured and marketed by the Company are subject to the Federal Food, Drug and Cosmetic Act and the Medical Device Amendments of 1976 (collectively, the "FDCA"). These laws give the FDA extensive regulatory authority over medical products developed, manufactured, or marketed by the Company in the United States. The FDCA requires the Company to register with the FDA, provide updated device listings, and submit a premarket notification to the FDA when (i) a device is being introduced into the market for the first time; (ii) the manufacturer makes a significant change or modification to an already marketed device that could affect safety or effectiveness; or (iii) there is a major change or modification in the intended use of the device. The FDCA also requires that the Company submit a premarket approval application for devices that are life supporting or sustaining, or present a potential unreasonable risk of injury or illness. In addition, the FDCA subjects the Company to Quality System Regulations ("QSR") under which the FDA conducts periodic inspections to verify compliance. Further, the QSRs impose certain requirements regarding manufacturing procedures, distribution, advertising, labeling, and record keeping. The FDA also has the power to order suspension of manufacturing or marketing or to recall products that are not in compliance with law.

    Before introducing its products into the market, the Company must comply with the premarket approval and/or notification provisions of the FDCA. Data regarding the product's safety and effectiveness must be submitted to the FDA. In some instances, clinical studies may be necessary to obtain this data. In some cases, before commencing clinical trials, the Company must apply for an Investigational Device Exemption ("IDE"). Under an approved IDE, a device is exempt from certain FDA provisions including misbranding, registration, listing, premarket approval, records and reports, and good manufacturing practices, thus enabling the applicant company to test a device clinically. Before an IDE is granted, sufficient nonclinical data must be submitted to demonstrate that the device is safe and effective. Significant time and expense may be associated with the collection of both clinical and nonclinical data, and there are no assurances that the necessary FDA premarket approvals or clearances will be granted.

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

Employees

    As of March 31, 2000, the Company employed 416 full-time and 9 part-time employees, including 303 persons in manufacturing operations. An additional 24 people were contracted as temporary labor. None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

Geographic Area Information

    The major foreign markets for the Company's products are Europe and the Pacific Rim. Sales outside the United States for the fiscal years ended March 31, 2000, 1999, and 1998 were approximately $15.0 million, $17.2 million, and $14.6 million, respectively. Sales outside the United States accounted for approximately 20 percent, 23 percent, and 21 percent of total sales, respectively, in each period.

Executive Officers of the Registrant

    The executive officers of the Company as of June 26, 2000, their ages, and the year they became executive officers are listed below:

Name	Position with Company	Age	First Elected as Officer
William Hope	Chairman and Chief Executive Officer	67	2000
Thomas J. McGoldrick	Vice Chairman	59	1985
Barbara A. Wrigley	Executive Vice President and Secretary	49	1994
Paul E. Helms	Senior Vice President Operations	54	1996
Jules L. Fisher	Vice President, and Chief Financial Officer	46	1996
Robert W. Johnson	Vice President Regulatory Affairs and Quality Assurance	44	1994
Daniel H. Schyma	Vice President Sales	58	1992

    Mr. Hope has served as a director of the Company from June 1998 to present, and as Chief Executive Officer and Chairman from June 2000 to present. Mr. Hope served as President and Chief Executive Officer of G & K Services, Inc. from 1997 to 1999, as President from 1993 to 1997, and as Vice President

Operations from 1977 to 1993. Mr. Hope has served as a director of G & K Services, Inc. from 1983 to present.

    Mr. McGoldrick served as Vice President Corporate Development from March 1985 to June 1995, as Executive Vice President from June 1995 through March 1997, as President and Chief Executive Officer of the Company from March 1997 to June 2000, and as Vice Chairman from June 2000 to date. Mr. McGoldrick has been a director of the company from March 1997 to date. Effective July 7, 2000, Mr. McGoldrick will resign as Vice Chairman of the Company. He will remain on the Company's Board of Directors through the Annual Meeting of Shareholders on August 30, 2000 and will serve as a consultant to the Company for a period of one year.

    Ms. Wrigley served as Vice President, General Counsel and Secretary from March 1994 to March 1999, Executive Vice President Corporate Development, General Counsel and Secretary from April 1999 to March 2000, and as Executive Vice President and Secretary from April 2000 to date.

    Mr. Helms joined the Company in August 1996 as Senior Vice President Operations, having previously been employed by Cabot Medical Corporation, a medical device company, from 1988 to 1996, most recently as Vice President of Operations from 1991 to 1996.

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

    Mr. Schyma served as Vice President Cardiopulmonary from January 1992 to June 1994, as Vice President International from June 1994 through March 1997, as Vice President Sales and Marketing from March 1997 to June 2000, and as Vice President Sales from June 2000 to date.

    Executive officers and officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. There is no family relationship between any of the officers named nor is there any arrangement or understanding pursuant to which any person was selected as an officer.

Item 2. PROPERTIES

  United States

    The Company owns two facilities located on adjacent sites, comprising a total of 14 acres of land in Plymouth, a western suburb of Minneapolis, Minnesota. One facility is a 65,000 square-foot building, occupied by the Company since 1977, which is used for manufacturing and warehousing operations. The second facility is a 110,000 square-foot building, purchased in 1990, that houses the Company's executive, administrative and sales staffs, and research operations. This building is also used for manufacturing and warehousing.

    The Company leases additional facilities to support its businesses. The first is a 43,100 square-foot building adjacent to the Company's Plymouth headquarters. This building is used primarily for warehouse operations, and houses some administrative staff. A second 14,300 square-foot facility in Plymouth is used for concentrate and sterilant warehousing only. A third 24,311 square-foot building located in Camp Hill, Pennsylvania was leased as a warehouse and distribution hub for the Company's dialysis concentrate business.

    In fiscal 2000, the Company leased three additional out-of-state properties. The first is a 1,060 square-foot office space in Edgewood, Florida. This space is the site of the first Minntech Dialyzer Reprocessing Center. The second is a 30,000 square-foot building in Columbia, South Carolina, and the third is a 30,132 square-foot building in Jackson, Mississippi. Both of these buildings are used as warehouse and distribution hubs for the Company's dialysis business.

    The Company owns a 2.3 acre parcel of land adjacent to the Company's Plymouth facilities. A second 5.5 acre parcel previously owned by the Company was sold in early fiscal 2000.

  Europe

    The Company owns a 21,000 square-foot building on a 4.4 acre site in Heerlen, The Netherlands. Occupancy commenced in April 1995. The facility serves as the Company's European headquarters and is being used as a sales office and warehouse. In fiscal 1998, the Company also began manufacturing activities at the Heerlen location.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National MarketSM under the symbol "MNTX." The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

	Years ended March 31,
	2000		1999
Fiscal Quarter Prices	High	Low	High	Low
First Quarter	$16.750	$11.000	$14.438	$11.875
Second Quarter	$14.625	$9.750	$13.000	$9.000
Third Quarter	$10.875	$9.000	$17.125	$9.000
Fourth Quarter	$10.375	$7.500	$15.250	$10.375

    As of June 26, 2000, the Company had 464 shareholders of record.

    The Company paid annual cash dividends of $0.10 per share on its Common Stock in September 1999 and September 1998. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

	Years ended March 31,
	2000	1999	1998	1997	1996
	(in thousands of dollars except per share amounts)
Statement of Earnings Data
Net sales—product	$74,297	$75,224	$69,381	$65,907	$64,769
Contract revenues	60	1,040	—	—	—

Total revenues	74,357	76,264	69,381	65,907	64,769
Cost of product sales	42,407	41,740	39,818	38,493	38,107
Research and development expenses	4,493	4,440	2,862	3,424	3,123
Selling, general, and administrative expenses	19,140	20,249	19,154	17,404	15,320
Amortization of intangibles	589	848	752	856	763
Restructuring and other unusual items	—	—	—	9,569	936

Earnings (loss) from operations	7,728	8,987	6,795	(3,839)	6,520
Other income (expense), net	1,090	1,804	33	(499)	42

Earnings (loss) before income taxes	8,818	10,791	6,828	(4,338)	6,562
Provision (benefit) for income taxes	2,877	3,647	2,253	(700)	2,394
Minority interest	—	(16)	(110)	(266)	(140)

Net earnings (loss)	$5,941	$7,160	$4,685	$(3,372)	$4,308

Diluted earnings (loss) per share	$0.86	$1.05	$0.69	($0.50)	$0.62
Diluted weighted average common shares	6,912	6,850	6,833	6,722	6,938
Balance Sheet Data
Cash, cash equivalents, and marketable securities	$10,687	$9,171	$7,236	$3,622	$5,219
Working capital	32,683	31,904	26,080	20,104	22,128
Property, plant, and equipment, net	15,359	15,021	14,191	15,647	17,323
Total assets	61,593	58,726	51,550	48,594	50,047
Stockholders' equity	52,308	48,518	41,833	37,435	41,210
Book value per common shares	$7.82	$7.16	$6.18	$5.61	$6.21
General Data and Ratios
Earnings before interest, taxes, depreciation, and amortization EBITDA(1)	$11,168	$12,628	$10,433	$1,061	$10,063
Dividends per Share of Common Stock	.10	.10	.10	.10	.10
Current ratio	4.9	4.4	4.1	3.0	4.2
Gross margin on net product sales	42.9%	44.5%	42.6%	41.6%	41.2%
Net earnings (loss) as a % of revenues	8.0%	9.4%	6.8%	(5.1%)	6.7%
Return on average stockholders' equity	11.8%	15.8%	11.8%	(8.6%)	11.3%

(1)
EBITDA is the sum of earnings before interest, taxes, depreciation, and amortization and is utilized as a performance measure within the medical device industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States and does not reflect all income and expenses of doing business (e.g. interest income, interest expense, taxes, depreciation, amortization, exchange gain/(loss), other income/(expense)). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Revenues

    Revenues in fiscal 2000 decreased by $1.9 million, or 2.5 percent over fiscal 1999 revenues. Fiscal 2000 product sales decreased by $0.9 million or 1.2 percent due primarily to a decrease in sales of cardio and dialyzer reprocessing products combined with the unfavorable impact of foreign exchange rate movements on international product sales. Revenues for fiscal 2000 reflect contract revenues of $0.06 million for achieving milestone events in the Company's licensing and development agreement with ASP, which is down from $1.04 million in fiscal 1999.

    Sales of dialysis products totaled $53.9 million in fiscal 2000, an increase of $1.6 million or 3 percent from fiscal 1999. Dialysis concentrate product sales growth of 24 percent was partially offset by a 10 percent decline in dialyzer reprocessing sales. Sales of cardiosurgery products decreased $3.4 million or 21 percent from fiscal 1999, due primarily to the sale of the oxygenator product line to LifeStream. Developing business sales increased $0.9 million or 13 percent over the prior year. This increase is attributable to 36 percent growth in filtration and separation products partially offset by a 27 percent decline in endoscope reprocessing products.

    Revenues in fiscal 1999 increased by $6.9 million, or 10 percent over fiscal 1998 revenues. Fiscal 1999 product sales increased by $5.8 million or 8 percent, due primarily to unit volume growth across all businesses. Revenues for fiscal 1999 reflect contract revenues of $1.04 million for achieving milestone events in the Company's licensing and development agreement with ASP.

    Sales of dialysis products reached $52.3 million in fiscal 1999, an increase of $1.9 million or 4 percent over fiscal 1998. Sales of dialysis concentrate increased 9 percent and dialysis reprocessing products grew 6 percent from fiscal 1998. Sales from cardiosurgery products increased $2.6 million or 19 percent from fiscal 1998, due primarily to a 40 percent increase in oxygenator sales. Developing business sales increased $1.4 million or 28 percent over fiscal 1998. This increase is primarily attributable to 40 percent growth in filtration and separation product sales.

    Foreign exchange rate movements had an unfavorable year-to-year impact on international product sales of $.72 million in fiscal 2000. Foreign exchange rate movements had a favorable impact on international product sales of $.18 million in fiscal 1999 and an unfavorable impact of $1.8 million in fiscal 1998, respectively. Product sales have grown at a compound annual rate of 3.5 percent over the last three years. The following table is a summary of sales and percent of total Company sales by product group over the last three fiscal years:

	Year ended March 31,
	2000		1999		1998
	(in thousands of dollars)
Dialysis products	$53,907	72.6%	$52,280	69.5%	$50,425	72.7%
Cardiosurgery products	12,956	17.4%	16,368	21.8%	13,802	19.9%
Developing business products	7,434	10.0%	6,576	8.7%	5,154	7.4%

Total Company Sales	$74,297	100.0%	$75,224	100.0%	$69,381	100.0%

  Definitions for Net Sales by Product Group

    Product group segment reporting was reclassified in 1999. Dialysis product sales include all concentrate, dialyzer reprocessing, and dialysis supply and device revenues. The cardiosurgery product group remained the same. Developing business product sales includes filtration and separation and endoscope reprocessing revenues. Corporate and unallocated expenses consists primarily of administrative expenses not directly related to a particular product category.

  Earnings/(Loss) from Operations by Product Group

    Following is a summary of earnings/(loss) from operations before income taxes.

	Year ended March 31,
	2000	% of Segment Revenues	1999	% of Segment Revenues	1998	% of Segment Revenues
	(in thousands of dollars)
Dialysis products	$15,590	28.9%	$17,062	32.6%	$16,015	31.8%
Cardiosurgery products	2,682	20.7%	3,039	18.6%	1,621	11.8%
Developing businesses products	(291)	—	(153)	—	(686)	—
Corporate & unallocated	(10,253)	—	(10,961)	—	(10,154)	—

Total Company	$7,728	10.4%	$8,987	11.8%	$6,796	9.8%

Gross Margin, Operating Expenses, and Net Earnings

    Following is a summary of gross margins on product sales, key operating expenses, and net earnings as a percent of total revenues:

	Year ended March 31,
	2000	1999	1998
Gross margin on net product sales	42.9%	44.5%	42.6%
Research and development	6.0	5.8	4.1
Selling, general, and administrative	25.7	26.6	27.6
Net earnings	8.0	9.4	6.8

    Gross margin as a percent of product sales in fiscal 2000 decreased to 42.9 percent from 44.5 percent in fiscal 1999. The decrease in fiscal 2000 gross margin is attributable to a change in product sales mix which is related to growth in the dialysis concentrate product line. In fiscal 1999, gross margin as a percentage of product sales was 44.5 percent compared to 42.6 percent in fiscal 1998. The improvement in gross margin in fiscal 1999 resulted primarily from a reduction in product costs across several product lines.

    Research and development expenses in fiscal 2000 were $4.5 million, or 6.0 percent of revenues, compared to $4.4 million, or 5.8 percent of revenues, in fiscal 1999, and $2.9 million, or 4.1 percent of revenues, in fiscal 1998. The increase in research and development spending for fiscal 2000 is primarily related to the development of a second generation endoscope reprocessing machine and sterilant combined with increased spending for dialyzer reprocessing programs. The Company intends to continue investing a substantial portion of its revenue in new product development and expects that total research and development expenses in fiscal 2001 will approximate 5.5 to 6.0 percent of revenues.

    Selling, general, and administrative expenses as a percentage of total revenues were 25.7 percent in fiscal 2000, compared to 26.6 percent in fiscal 1999, and 27.6 percent in fiscal 1998. Selling, general, and administrative expenses declined as a percentage of revenues in fiscal 2000 due to reduced cardiosurgery sales and marketing efforts. The higher spending in fiscal 1998 was primarily to support the Biocor™ 200 IHS oxygenator launch.

  Restructuring and Unusual Items

    In fiscal 1997, the Company recorded pre-tax charges for restructuring and unusual items of $9.6 million. These charges related to the discontinuation of two products and expenses associated with the departure of Dr. Louis C. Cosentino, the Company's former Chief Executive Officer. Accrued liabilities at March 31, 1999 and 1998 include approximately $.4 million and $.6 million of employee-related restructuring reserves, respectively. In fiscal 2000 and fiscal 1999, the Company made payments of $.4 million and $.2 million, respectively, which fully extinguished the liabilities under the fiscal 1997 restructuring.

  Other Income

    Fiscal 2000 other income reflects a $.18 million gain related to the sale of a 5.5 acre parcel of land. This parcel was not included in any future development plans. Fiscal 2000 other income also includes service and transition fees related to the sale of the oxygenator product line to LifeStream.

    Fiscal 1999 other income reflects a $1.48 million gain related to the sale of two U.S. patents. The technology covered in the patents sold was not utilized in any of the Company's current products or future development plans.

  Income Taxes

    The income tax expense for fiscal 2000 was approximately $2.9 million, which represents an effective tax rate of 32.6 percent, compared to income tax expense of approximately $3.6 million or an effective tax rate of 33.8 percent in fiscal 1999. In fiscal 1998, the Company recorded income tax expense of $2.3 million or an effective tax rate of 33.0 percent.

    The Company's tax provision in fiscal years 2000, 1999, and 1998 reflects a benefit for utilization of net operating loss carry-forwards from its European subsidiary. The Company expects the effective tax rate for fiscal 2001 to range between 32.0 percent and 34.0 percent.

  Net Earnings

    The Company reported net earnings of $5.9 million, or $.86 per diluted share ($.87 per basic share), compared to net earnings of $7.2 million, or $1.05 per share (basic and diluted) in fiscal 1999. The Company's fiscal 2000 net earnings were unfavorably impacted by a decrease in contract revenue combined with a shift in product sales mix resulting in lower gross margins, and $.24 million for expenses related to a cancer therapy acquisition which was canceled in October 1999.

    Fiscal 1999 net earnings reflect $.98 million for the sale of two U.S. patents. Excluding the patent sale, the Company's 1999 fiscal year net earnings totaled $6.2 million, or $.91 per share (basic and diluted). In fiscal 1998, the Company recorded net earnings of $4.7 million, or $.69 per share (basic and diluted). The Company's fiscal 1999 net earnings were favorably impacted by contract revenues.

  Inflation

    Management believes inflation has not had a material effect on the Company's results of operations or on its financial condition.

Liquidity and Capital Resources

    The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

	March 31,
	2000	1999	1998
	(in thousands of dollars)
Cash, cash equivalents and marketable securities	$10,687	$9,171	$7,236
Working capital	32,683	31,904	26,080
Stockholders' equity	52,308	48,518	41,833
Cash flow from operations	4,849	5,174	8,646
Cash dividends paid	691	679	674

    Cash and cash equivalents increased $1.5 million to $10.7 million as of March 31, 2000. The Company's current ratio at March 31, 2000 was 4.9 compared to 4.4 at March 31, 1999. Cash flow from operations in fiscal 2000 declined to $4.8 million from $5.2 million in the prior year. The decrease in cash flow from operations is primarily attributable to an increase in inventories.

    A total of $4.1 million was expended for plant improvements and equipment in fiscal 2000, compared to $3.7 million and $1.3 million in fiscal 1999 and 1998, respectively. The Company plans to invest between $7.0 million and $9.0 million in capital equipment in fiscal 2001.

    The Company received $2.239 million and recorded a receivable of $4.96 million for the sale of certain cardiosurgery product lines. The Company does not expect a significant gain to result upon the completion of this transaction. The Company also received $.710 million for the sale of undeveloped land in fiscal 2000.

    During the past three years, proceeds from stock options exercised provided a total of $3.3 million in equity capital as follows: fiscal 2000—$1.7 million; fiscal 1999—$1.1 million; and fiscal 1998—$.5 million. The Company initiated a stock repurchase program in August 1998. The Company spent $2.65 million to repurchase 262,800 shares of Common Stock in fiscal 2000 and $1.01 million to repurchase 101,200 shares of Common Stock in fiscal 1999. The Company has spent $3.66 million to repurchase a total of 364,000 shares to date under the program.

    In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. Premium payments of $1.7 million were made in fiscal 1999 and 2000. In the event that these exposures do not materialize, the Company will recover a portion of these premiums. The Company is currently evaluating its exposures covered under this policy and the need to maintain coverage which could result in return of a portion of premiums paid.

    In May 2000, the Company signed a letter of intent to acquire Di-Chem Concentrate, Inc., an OEM manufacturer of hemodialysis concentrates. The Company expects its cash balances, cash flow from operations, and line of credit to be adequate to meet its obligations to complete this acquisition and other anticipated operating cash needs, including planned capital expenditures, in its core business in fiscal 2001.

Euro Conversion

    Effective January 1, 1999, the European Economic and Monetary Union created a single Eurocurrency (the euro) for its member countries. A transition period is in effect that began January 1, 1999, and goes through December 31, 2001, during which time transactions will be executed in both the euro and the member country currencies. Effective January 1, 2002, euro bank notes will be introduced and on July 1, 2002, the euro will be the sole legal tender of the European Economic and Monetary Union countries.

    In general, the adoption of a single currency for the participating countries is expected to result in greater transparency of pricing, making Europe a more competitive environment for businesses. However, conversion to the euro is expected to affect many financial systems and business applications.

    The Company will switch all European business to the euro as the functional currency as of April 1, 2001. The Company's current European price list is maintained in euros. This conversion should require only minimal information system modifications. It is not anticipated at this time that the euro will have a material impact on the Company's fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro will be expensed as incurred, and are not anticipated to be material to the Company's results of operations, financial condition, or liquidity.

Foreign Currency Transactions

    Substantially all of the Company's United States-based export sales are invoiced and paid in United States dollars. The transactions of the Company's Netherlands-based subsidiary are invoiced and paid in several currencies, including U.S. dollars, euros, and euro-linked currencies such as Dutch guilders and German marks. The Company does not currently hedge its foreign currency transactions. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

Risk Factors

    Certain statements made in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

    Competition; Uncertainty of Technological Change.  The markets in which the Company competes are highly competitive and are characterized by innovation and technological change. The Company currently competes in each area of the Company's business with a number of companies that have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing medical supplies and devices that are significantly greater than those of the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company's products obsolete or noncompetitive. In addition, certain of the Company's competitors may achieve patent protection, regulatory approval, or product commercialization that would limit the Company's ability to compete. The Company's inability to compete successfully could have a material adverse effect on its business, financial condition, results of operations, and cash flows.

    Reliance on Patents and Proprietary Technology.  The Company relies heavily on proprietary technology, which it protects primarily through licensing arrangements, patents, trade secrets, and proprietary know-how. The Company holds patents and has pending patent applications that cover certain aspects of its technology. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights granted thereunder or under its licensing agreements will provide a competitive advantage to the Company. There can also be no assurance that the Company's trade secrets or non-disclosure agreements will provide meaningful protection of the Company's proprietary information. Furthermore, there can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology will not infringe upon patents or other rights owned by others. The Company's inability to maintain its proprietary rights would have a material adverse effect on its business, financial condition, results of operations, and cash flows.

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

    Litigation; Potential for Adverse Outcomes.  The medical supply and device market is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. A finding against the Company could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

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

    The FDA, various state agencies, and foreign regulatory agencies inspect the Company from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control, and product labeling. For example, the United States Environmental Protection Agency regulates the chemical sterilants used in the Company's water filtration product line. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recall orders or product seizures, and, in extreme cases, criminal sanctions.

    International regulatory bodies often establish varying regulations governing products standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties, and tax requirements. As a result of the Company's sales in Europe, the Company was required to be certified as ISO 9001 compliant and to receive CE mark certification. Failure to maintain CE mark certification would have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

    Limitations on Third-Party Reimbursement.  The Company's ability to sell its products depends in part on the extent to which reimbursement for the cost of such products and related treatments are available to patients under domestic and foreign governmental health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care for a fixed cost per person. The Company is unable to predict what changes will be made in the reimbursement methods utilized by third-party health care payors. In addition, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices. Any reductions in coverage or price limitations by third-party payors could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

    Product Liability.  The medical supply and device industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims in the event that the use of its products results in personal injury. Since the Company's principal products are designed to be used in connection with medical procedures on the human body, manufacturing errors or design defects could result in an unsafe condition, injury, or death to the patient, and could result in a recall of the Company's products and substantial monetary damages. There can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently maintains liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain, and may not be available in the future on acceptable terms, or at all. Any claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect upon the Company's business, financial condition, results of operations, and cash flows.

    Acquisition of Customers by Competitors of the Company.  A significant percentage of dialysis treatment centers nationwide are owned by competitors of the Company. Accordingly, the Company may face difficulty in selling its dialysis products to these centers.

    Dependence on Distributor Sales.  Sales to distributors constitute a significant portion of the Company's business both in the United States and foreign markets. There can be no assurance that the Company will be able to maintain its relationship with distributors, or, if these relationships terminate, that new distributors will be found. The loss of a significant distributor could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows if a new distributor (or other suitable sales organization) could not be found on a timely basis.

    Interruption in Sources of Supply.  High demand for polycarbonate products by various industries has at times caused temporary shortages of their supply. Any significant interruption in the supply of these products could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

    Environmental Compliance.  In the ordinary course of its manufacturing process, the Company uses various chemical solvents and other regulated substances. Although the Company is not aware of any claim involving violation of environmental or occupational health and safety laws or regulations, there can be no assurance that such a claim may not arise in the future, which could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

    Currency Risk.  Approximately 22 percent of the Company's business is transacted in foreign markets. Long-term changes or short-term fluctuations in currency exchange rates could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

    Dependence on Significant Customers.  The Company's five largest customers in fiscal 2000 accounted for 29 percent of its total revenues. The loss of one or more of these customers could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows. The Company's exclusive distribution contract with the Renal Division of Baxter Healthcare International expires in December 2000. Although the Company believes that it will be able to negotiate a renewal to the contract, there are no assurances that this will be realized. The Company is currently in negotiations with ASP for the exclusive distribution of its next-generation endoscope reprocessing products. Although the Company believes that it will timely conclude those negotiations there are no assurances that it will be able to do so.

    Dependence on Key Personnel.  The Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management, and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business. The loss of the services of key personnel could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

    Possible Volatility of Share Price.  Market prices for securities of medical technology companies are highly volatile and the trading price of the Company's Common Stock could be subject to significant fluctuations in response to quarterly variations in operating results, announcements of technological innovations by the Company or its competitors, government regulation, and other events or factors, including the various risk factors discussed herein. In addition, market prices of securities of medical technology companies have from time to time experienced extreme price and volume fluctuations, which may be unrelated to the operating performance of particular companies. These broad market fluctuations may materially adversely affect the market price of the Company's Common Stock.

    Anti-Takeover Considerations.  The Board of Directors of the Company has the authority, without any action by the shareholders, to fix the rights and preferences of any shares of the Company's Preferred Stock to be issued from time-to-time. In addition, as a Minnesota corporation, the Company is subject to certain anti-takeover provisions of the Minnesota Business Corporation Act (the "MBCA"). The Company has also adopted a Shareholders Rights Agreement, which is triggered, subject to certain exceptions, by any person or group acquiring 20% or more of the Company's Common Stock. The authority of the Board with regard to the Preferred Stock, the provisions of the MBCA, and the Shareholders Rights Agreement could have the effect of delaying, deferring, or preventing a change in control of the Company, may discourage bids for the Company's Common Stock at a premium over the then-prevailing market price of the Common Stock, and may adversely effect the market price of, and the voting and other rights of the holders of, Common Stock.

    Volatility of Global Markets.  The Company and its subsidiary operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, fluctuations of exchange rates, the need to comply with a wide variety of foreign and United States export laws, trade restrictions, and the greater difficulty of administering business overseas. Although substantially all of the Company's direct international sales are denominated in United States dollars, both direct sales by the Company and sales through its affiliated international distributors may be affected by these factors and thus may adversely affect the operations, financial results and cash flows of the Company.

    Year 2000 Issues.  The Company's computer systems and equipment successfully transitioned to the year 2000 with no significant issues. The Company continues to keep the year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. The Company does not anticipate any significant problems related to these events. However, there can be no assurances that failure to address the year 2000 issues by significant business partners will not have a material adverse effect on the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk exposure of market risk sensitive instruments is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Reports of Independent Certified Public Accountants are contained on pages 28 through 44 of this report.

  Quarterly Financial Data

    Quarterly financial data has not been submitted because the Company has less than 800 shareholders of record.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 30, 2000 (the Proxy Statement), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after March 31, 2000.

    Except for those portions specifically incorporated in this Form 10-K by reference to the Company's Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference is the information appearing under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. For information concerning executive officers, see "Executive Officers of the Registrant" in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated herein by reference is the information appearing under the headings "Executive Compensation and Other Information—Summary of Cash and Certain Other Compensation, —Summary Compensation Table, —Stock Options, —Option Grants in Last Fiscal Year, —Option Exercises and Holdings, —Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values, —Employment Agreements, and —Director Compensation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the information appearing under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is the information appearing under the heading "Certain Relationship and Related Transactions" in the Company's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of report

      1.  Financial Statements

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

      (i)
      Consolidated Balance Sheet for the year ended March 31, 2000 and 1999
      (ii)
      Consolidated Statement of Earnings for the three years ended March 31, 2000, 1999 and 1998
      (iii)
      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three years ended March 31, 2000, 1999, and 1998
      (iv)
      Consolidated Statement of Cash Flows for the three years ended March 31, 2000, 1999 and 1998

      (v)
      Notes to Consolidated Financial Statements

      (vi)
      Report of Independent Accountants

      2.  Schedules filed as part of this Form 10-K: none

      All schedules are omitted because they are not applicable to the Company or because the information required is included in the consolidated financial statements and notes thereto.

      3.  Exhibits included herein:

3	(a)	Restated Articles of Incorporation, as amended(1)
3	(b)	Restated By-Laws(2)
3	(c)	Amendment to By-Laws(3)
4	(a)	Form of Specimen Common Stock Certificate(4)
4	(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(5)
10	(a)	1989 Stock Plan, as amended(6)*
10	(b)	Amendment to 1989 Stock Plan effective February 25, 1998(7)*
10	(c)	Amendment to 1989 Stock Plan effective September 30, 1998(8)*
10	(d)	Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(9)*
10	(e)	1990 Employee Stock Purchase Plan, as amended June 1, 1993(10)*
10	(f)	Supplemental Executive Retirement Plan effective April 1, 1995(11)*
10	(g)	First Amendment to Supplemental Executive Retirement Plan effective December 6, 1997*
10	(h)	Second Amendment to Supplemental Executive Retirement Plan effective April 1, 1998(12)*
10	(i)	Emeritus Director Consulting Plan(13)*
10	(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10	(k)	1998 Stock Option Plan, as amended(15)*
10	(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated April 1, 2000*

21	Subsidiaries of the Registrant(16)
23	Consent of PricewaterhouseCoopers LLP
27	Financial Data Schedule

      Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses in furnishing the exhibits.

  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2000.

*
Management contract, compensatory plan, or arrangement required to be filed as an exhibit to this Form 10-K.

(1)
Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(2)
Incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.

(3)
Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(4)
Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(5)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on July 12, 1999, File No. 0-11278.

(6)
Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.

(7)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278

(8)
Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.

(9)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, File No. 0-11278.

(10)
Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(11)
Incorporated by reference to Exhibit 12(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.

(12)
Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278.

(13)
Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.

(14)
Incorporated by reference to Exhibit 10(b) filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

MINNTECH CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share and per share data)

	March 31,
	2000	1999
ASSETS
Current assets
Cash and cash equivalents	$10,687	$9,171
Accounts receivable, less allowance for doubtful accounts of $422 and $590, respectively	14,800	17,537
Inventories	12,663	12,237
Deferred taxes	837	840
Prepaid expenses and other current assets	2,115	1,490

Total current assets	41,102	41,275

Property, plant, and equipment, at cost
Land, buildings, and improvements	10,340	10,507
Machinery and equipment	22,338	21,507
Office and sales equipment	4,301	3,957

Total property, plant and equipment	36,979	35,971
Less accumulated depreciation	(21,620)	(20,950)

Net property and equipment	15,359	15,021
Other assets
Patent costs, net	544	524
Goodwill, net	541	960
Other	4,047	946

Total assets	$61,593	$58,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Term loan	$—	$252
Accounts payable	4,593	3,977
Accrued salaries and wages	1,509	756
Accrued profit sharing	628	650
Accrued bonuses	159	1,126
Other accrued expenses	1,211	2,067
Income taxes payable	319	543

Total current liabilities	8,419	9,371

Deferred income taxes	—	82
Deferred compensation	866	755
Stockholders' equity
Preferred Stock—$.05 par value; 5,000,000 shares authorized, none outstanding
Common Stock—$.05 par value; 20,000,000 shares authorized, 6,686,714 and 6,778,617 shares issued and outstanding, respectively	334	339
Additional paid-in capital	12,181	12,889
Retained earnings	40,887	35,637
Accumulated other comprehensive income (loss)	(1,094)	(347)

Total stockholders' equity	52,308	48,518
Commitments and contingencies
Total liabilities and stockholders' equity	$61,593	$58,726

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(in thousands of dollars, except per share amounts)

	Years ended March 31,
	2000	1999	1998
Revenues
Net sales—products	$74,297	$75,224	$69,381
Contract revenue	60	1,040	—

Total revenues	74,357	76,264	69,381

Operating costs and expenses
Cost of product sales	42,407	41,740	39,818
Research and development	4,493	4,440	2,862
Selling, general, and administrative	19,140	20,249	19,154
Amortization of intangible assets	589	848	752

Total operating costs and expenses	66,629	67,277	62,586

Earnings from operations	7,728	8,987	6,795

Other income (expenses)
Interest expense	(38)	(112)	(16)
Interest income and other, net	1,128	1,916	49

	1,090	1,804	33

Earnings before income taxes and minority interest	8,818	10,791	6,828
Provision for income taxes	2,877	3,647	2,253
Minority interest	—	(16)	(110)

Net earnings	$5,941	$7,160	$4,685

Net earnings per share
Basic	$0.87	$1.05	$0.69
Diluted	$0.86	$1.05	$0.69

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock
	Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balances at April 1, 1997	6,675,713	$334	$12,143	$(187)	$25,145	$37,435
Net earnings					4,685	4,685
Unrealized holding gain on securities (including taxes of $4)				8		8
Foreign currency translation adjustment (including taxes of $69)				(140)		(140)

Comprehensive income						4,553

Exercise of stock options, net of 8,876 shares surrendered in payment	96,023	5	449			454
Tax benefit from exercise of stock options			65			65
Dividend paid of $.10 per share					(674)	(674)

Balances at March 31, 1998	6,771,736	$339	$12,657	$(319)	$29,156	$41,833
Net earnings					7,160	7,160
Unrealized holding gain on securities (including taxes of $7)				14		14
Foreign currency translation adjustment (including taxes of $21)				(42)		(42)

Comprehensive income						7,132

Exercise of stock options	108,081	5	1,070			1,075
Repurchase shares	(101,200)	(5)	(1,006)			(1,011)
Tax benefit from exercise of stock options			168			168
Dividend paid of $.10 per share					(679)	(679)

Balances at March 31, 1999	6,778,617	$339	$12,889	$(347)	$35,637	$48,518
Net earnings					5,941	5,941
Foreign currency translation adjustment (including taxes of $381)				(747)		(747)

Comprehensive income						5,194

Exercise of stock options	170,897	8	1,765			1,773
Repurchase shares	(262,800)	(13)	(2,633)			(2,646)
Tax benefit from exercise of stock options			160			160
Dividend paid of $.10 per share					(691)	(691)

Balances at March 31, 2000	6,686,714	$334	$12,181	$(1,094)	$40,887	$52,308

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended March 31,
	2000	1999	1998
Cash flows from operating activities
Net earnings	$5,941	$7,160	$4,685
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,440	3,625	3,528
Tax benefit from stock option exercises	160	168	65
Foreign currency exchange (gain) loss	(284)	(46)	110
Deferred income taxes	(317)	(220)	760
Minority interest	—	(16)	(110)
Gain on sale of patents	—	(1,481)	—
Gain on sale of land	(176)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(62)	(2,966)	(3,116)
Inventories	(3,034)	(1,041)	614
Prepaid expenses	(630)	(858)	897
Accounts payable	527	84	(28)
Accrued expenses	(547)	420	1,402
Income taxes payable	(226)	233	309
Other	57	112	(470)

Total adjustments	(1,092)	(1,986)	3,961

Net cash provided by operating activities	4,849	5,174	8,646

Cash flows from investing activities
Purchases of property, plant, and equipment	(4,088)	(3,692)	(1,335)
Patent application costs	(408)	(237)	(366)
Proceeds from sale of undeveloped land	710	—	—
Proceeds from sale of marketable securities	—	445	—
Proceeds from sale of patents	—	1,600	—
Proceeds from product line disposition	2,239	—	—
Other	(102)	95	—

Net cash used in investing activities	(1,649)	(1,789)	(1,701)

Cash flows from financing activities
Proceeds from note payable	—	27	—
Payment of note payable	(252)	—	(3,000)
Proceeds from exercise of stock options	1,773	1,075	454
Purchase of minority interest	—	(436)	—
Stock repurchase	(2,646)	(1,011)	—
Payment of cash dividends	(691)	(679)	(674)

Net cash used in financing activities	(1,816)	(1,024)	(3,220)
Effects of exchange rate changes on foreign currency cash balances	132	5	(142)

Net increase in cash and cash equivalents	1,516	2,366	3,583
Cash and cash equivalents at beginning of year	9,171	6,805	3,222

Cash and cash equivalents at end of year	$10,687	$9,171	$6,805

Supplemental cash flow information:
Cash paid for interest	$—	$4	$44
Cash paid for income taxes	$2,696	$3,409	$423

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Note 1—Summary of Significant Accounting Policies

  Business Description

    Minntech Corporation is a leader in developing, manufacturing, and marketing medical devices, sterilants and water filtration products. The Company's products are used in kidney dialysis, open-heart surgery, endoscopy, and in the preparation of pure water for medical, industrial, and laboratory use.

  Consolidation Policy

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Cash and Cash Equivalents

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of:

	Year Ended March 31,
	2000	1999
Cash	$4,590	$1,663
Money market mutual funds	6,097	7,508

Total cash and cash equivalents	$10,687	$9,171

    A substantial portion of the Company's cash balances are held in one financial institution.

    Money market mutual funds are stated at fair value, which approximates cost at March 31, 2000 and 1999.

  Inventories

    Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

    Inventories consisted of:

	Year Ended March 31,
	2000	1999
Finished goods	$5,095	$5,626
Materials and work-in process	7,568	6,611

Total inventory	$12,663	$12,237

  Property, Plant, and Equipment

    Property, plant, and equipment are depreciated on a straight-line basis over their estimated service lives. Accelerated and straight-line methods are used for income tax reporting purposes.

Estimated Lives in Years
Buildings	31.5
Building improvements	5 - 20
Machinery & equipment	3 - 10
Transportation equipment	3 - 5
Office equipment	3 - 10

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

  Foreign Currency Translation

    Foreign assets and liabilities are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at rates that approximate those prevailing at the time of transactions. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders' equity.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of fiscal 2001. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

  Reclassifications

    Certain reclassifications have been made to make the prior year financial statements comparable with the current year's presentation. The reclassification had no effect on earnings or shareholder's equity as previously reported.

Note 2—Restructuring and Unusual Items

    In the fourth quarter of fiscal 1997, the Company adopted a restructuring plan designed to reduce its cost structure and improve its competitive position primarily through the discontinuation of two unprofitable product lines—the Primus® dialyzer and Cathetron® catheter reprocessing system. In addition, the charge provided for costs associated with the departure of Dr. Consentino, the Company's former Chief Executive Officer. The restructuring charge consisted of asset write downs of $7,856 and employee costs of $1,713 totaling $9,569 before taxes and $6,294 after taxes. Employee severance costs related to the restructuring of $461, $281, and $355 were paid in fiscal years 1998, 1999, and 2000 respectively. At March 31, 2000 the Company had no remaining restructuring reserves.

Note 3—Line of Credit

    At March 31, 2000, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10,000 on an unsecured basis at the prime rate of interest (9.00 percent at March 31, 2000) or the indexed London Interbank Offered Rate (LIBOR). At March 31, 2000, the Company had no outstanding borrowings under the line of credit. This line of credit expires August 31, 2000.

Note 4—Segment Data and Significant Customers

    Effective for fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The objective is to provide information about the different types of business activities in which the Company engages, and the different economic environments in which it operates to help users of financial statements.

    The Company's businesses are organized, managed, and internally reported as three segments. These segments, which are based upon products, services, and industry, are Dialysis Products, Cardiosurgery Products, and Other Developing Businesses. Management of these segments includes responsibility for different product lines and services on a geographic basis, including accountability for revenues as well as sales and marketing costs.

    The dialysis products segment includes supplies, concentrates and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease. Included in the cardiosurgery products segment are oxygenators, hemoconcentrators, and hemofilters which are used during open-heart surgery. Developing business products include filtration and separation products and endoscope reprocessing products.

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about the Company's reportable segments for the years ended March 31, 2000, 1999, and 1998:

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
2000	$53,907	$12,956	$7,434	$60	$74,357
1999	52,280	16,368	6,576	1,040	76,264
1998	50,425	13,802	5,154	—	69,381
Earnings (loss) from Operations
2000	$15,590	$2,682	$(291)	$(10,253)	$7,728
1999	17,062	3,039	(153)	(10,961)	8,987
1998	16,015	1,621	(686)	(10,155)	6,795
Identifiable assets(2)
2000	$21,649	$14,093	$2,515	$23,336	$61,593
1999	20,219	13,543	3,580	21,384	58,726
1998	17,891	12,917	3,031	17,711	51,550

(1)
Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.

(2)
Identifiable segment assets include accounts receivable; property, plant, and equipment; inventories; and long term notes receivable. Additional assets included in corporate administration primarily include cash and short-term investments, capitalized patent costs, deferred income taxes, goodwill, land, and certain prepaid expenses.

  Geographic Areas

    Information in the table below is presented on the basis which the Company uses it to manage the identifiable segments. Export sales amounted to 22% and 23% of revenues for the twelve month periods ended March 31, 2000 and 1999, respectively. Substantially all of the Company's export sales are negotiated, invoiced, and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other(1)	Eliminations	Total
Revenues
2000	$66,147	$19,136	$60	$(10,986)	$74,357
1999	67,192	20,575	1,040	(12,543)	76,264
1998	62,791	16,848	—	(10,258)	69,381
Property, plant, and equipment, net
2000	$12,836	$2,523	—	—	$15,359
1999	12,149	2,872	—	—	15,021
1998	12,744	1,546	—	—	14,290

(1)
Contract revenue.

  Significant Customers

    For the period ended March 31, 1999, one customer in the Company's dialysis products segment accounted for 10% of total consolidated sales.

Note 5—Income Taxes

    The provision for income taxes consisted of the following:

	Year Ended March 31,
	Federal	State	Total
2000
Currently payable	$2,708	$486	$3,194
Deferred	(291)	(26)	(317)

Total	$2,417	$460	$2,877

1999
Currently payable	$3,195	$672	$3,867
Deferred	(202)	(18)	(220)

Total	$2,993	$654	$3,647

1998
Currently payable	$1,414	$79	$1,493
Deferred	686	74	760

Total	$2,100	$153	$2,253

    The provision for income taxes differs from the statutory U.S. federal tax rate of 34 percent applied to earnings before income taxes as follows:

	Year Ended March 31,
	2000	1999	1998
Income tax expense at statutory federal income tax rates	$2,998	$3,669	$2,322
Foreign subsidiary (income)/loss	(725)	(415)	(564)
State income taxes, net of federal benefit	113	195	78
Exempt income attributable to foreign sales	(49)	(17)	—
Other, net	540	215	417

Total provision	$2,877	$3,647	$2,253

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2000	1999
Deferred tax asset
Foreign subsidiary net operating losses	$558	$1,152
Deferred compensation and severance	121	219
Fixed asset reserve	708	708
Inventories	449	394
Accruals	350	398
Amortization of goodwill	433	370
Prepaid insurance	360	175
Other, net	156	149

Gross deferred tax asset	3,135	3,565
Valuation allowance	(558)	(1,152)

Net deferred tax asset	$2,577	$2,413

Deferred tax liability
Property, plant, and equipment depreciation	$1,503	$1,656

    The Company recorded valuation allowances related to foreign subsidiaries net operating losses which are not recognized until their ultimate realization is considered to be more likely than not.

Note 6—Commitments

  Operating Leases

    Total rental expense for operating leases for fiscal years 2000, 1999, and 1998 was approximately $580, $422, and $473, respectively. Operating leases are for warehouse space and office equipment.

    Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 2000:

Fiscal Year	Amount
2001	$693
2002	468
2003	212
2004	24

$1,397

  Severance Agreements

    The Company has employment agreements with all officers that provide three years of severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100 percent of such severance benefits if they are involuntarily terminated and 50 percent of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 2000, was approximately $4,234.

Note 7—Stock Options

    At March 31, 2000, the Company has reserved 3,203,125 shares of Common Stock for issuance under its 1989 and 1998 Stock Plans. The Plans provide for incentive stock options and non-qualified options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the Common Stock at the date of grant. The options vest over a four year period, or 50% immediately and 50% over 4 years, or over a 6 month period, depending upon the optionee. All options expire after ten years.

    Option transactions under these plans during the three years ended March 31, 2000, are summarized as follows:

	Number of Options	Weighted- Average Option Price
Outstanding at March 31, 1997	1,797,350	10.67
Granted	417,530	12.36
Exercised	(94,180)	4.76
Cancelled	(54,060)	10.50

Outstanding at March 31, 1998	2,066,640	11.27
Granted	255,936	12.71
Exercised	(88,833)	10.07
Cancelled	(29,568)	14.37

Outstanding at March 31, 1999	2,204,175	11.46
Granted	200,701	8.06
Exercised	(148,888)	10.21
Cancelled	(78,340)	12.78

Outstanding at March 31, 2000	2,177,648	$11.18

    The following table summarizes stock options outstanding and exercisable at March 31, 2000.

Outstanding				Exercisable
Exercise Price Range	Options	Weighted-Average Contractual Life Remaining	Weighted- Average Exercise Price	Options	Weighted-Average Exercise Price
$4.10 - $ 6.15	14,060.4		$5.89	14,060	$5.89
$6.16 - $10.25	489,851	7.9	9.34	266,611	9.90
$10.26 - $14.35	1,579,000	5.0	11.43	1,331,121	11.25
$14.36 - $20.50	94,737	4.5	17.41	94,737	17.41

	2,177,648	5.6	$11.18	1,706,529	$11.34

    The estimated weighted-average grant-date fair value of stock options granted during fiscal years 2000, 1999, and 1998 were $8.06, $5.70, and $5.69, per option, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of FAS 123 "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share for fiscal 2000, 1999, and 1998 would have been adjusted to the pro forma amounts indicated below:

		Year Ended March 31,
		2000	1999	1998
Net earnings	As reported	$5,941	$7,160	$4,685
	Pro-Forma	$4,019	$4,105	$2,942
Basic earnings per share	As reported	$0.87	$1.05	$.69
	Pro-Forma	$.59	$.61	$.44
Diluted earnings per share	As reported	$0.86	$1.05	$.69
	Pro-Forma	$.58	$.60	$.43

    The fair value of options granted under the Company's fixed stock option plans during fiscal 2000, 1999, and 1998 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 2000, 1999, and 1998 were as follows:

	Year Ended March 31,
	2000	1999	1998
Risk free interest rates	5.4 - 6.4%	5.4 - 6.2%	5.6 - 6.5%
Expected life	5.6 years	6.6 years	6.6 years
Expected volatility	55%	38%	40%
Expected dividends	1.36%	.75%	.8%

    Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan, discussed below, is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

    The Company adopted an employee stock purchase plan on June 1, 1990. Under the plan, 562,500 shares of Common Stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10 percent of their base salaries for the purchase of shares of the Company's Common Stock at 85 percent of fair market value on the first day or last day of the plan year, whichever price is lower. The plan year begins on June 1, 1999 and ends on May 31, 2000.

    At March 31, 2000, the Company held a total of $177 in payroll withholdings for the purchase of stock under the plan.

    A total of 144,187 shares have been issued under the plan since inception: 15,402 shares in 2000; 22,009 shares in 1999; and 19,248 shares in 1998.

Note 8—Profit Sharing and Retirement Savings

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

	Year Ended March 31,
	2000	1999	1998
Matching 401 (k) contributions	$68	$63	$58
Profit sharing contributions	629	624	649

Total Company contributions	$697	$687	$707

Note 9—Preferred Stock

    The Company's Board of Directors is authorized to issue five million shares of no par value Preferred Stock in one or more series. The Board can determine voting, conversion, dividend and redemption rights, and other preferences of each series. No shares have been issued under this authorization.

    A share rights plan was announced by the Company on July 1, 1999. Under the plan the Board of Directors has declared a dividend distribution of one preferred share purchase right for each outstanding share of Minntech's Common Stock held by shareholder's of record as of the close of business on July 22, 1999. The rights will expire on July 22, 2009. Each right will entitle Minntech shareholders to buy one one-hundredth of a share of a newly created series of Preferred Stock at an exercise price of $65 (subject to adjustment) for each share of Common Stock held by the shareholder. The rights will generally become exercisable after any person or group acquires beneficial ownership of 20 percent or more of Minntech's Common Stock.

Note 10—Foreign Operations

    Amounts attributable to foreign operations, primarily in Europe, included in the consolidated financial statements are as follows:

	Year Ended March 31,
	2000	1999
Net sales of foreign consolidated subsidiaries	$10,858	$13,507
Earnings from operations of foreign subsidiaries	561	291

Note 11—Net Earnings per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended March 31, 2000, 1999, 1998;

	Basic Earnings Per Share	Effective of Dilutive Stock Options	Diluted Earnings Per Share
2000
Net earnings	$5,941		$5,941
Weighted-average shares	6,821	91	6,912
Per share amount	$0.87		$0.86
1999
Net earnings	$7,160		$7,160
Weighted-average shares	6,803	47	6,850
Per share amount	$1.05		$1.05
1998
Net earnings	$4,685		$4,685
Weighted-average shares	6,743	90	6,833
Per share amount	$.69		$.69

    Outstanding stock options to purchase 308 shares, 140 shares, and 195 shares of Common Stock as of March 31, 2000, 1999, and 1998 respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock during the period.

Note 12—Product Line Disposition

    On October 6, 1999, the Company finalized the sale of all assets and rights related to its Biocor™ oxygenator and EnGUARD™ PHX cardioplegia systems components to LifeStream International LLC, a newly-formed cardiopulmonary products company, in exchange for $7.2 million in cash, a note receivable and warrants. Under the terms of the agreement Minntech received $2.24 million in cash at closing. The balance of $4.96 million is to be received over the next two years. Three payments of $.25 million will be received. Two of the payments are related to receiving 510K approval on two new products and the third payment will be received when a product modification meets agreed upon specifications. Additionally, an estimated $4.21 million will be received upon the completion of specific phases in the agreement by October 2001. The amounts receivable from LifeStream International LLC, are reflected in other assets on the balance sheet at March 31, 2000. The Company does not expect a significant gain to result upon the completion of this transaction.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Minntech Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 2000 and 1999 and the results of their operations and their cash flows for the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota
May 8, 2000

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINNTECH CORPORATION (Registrant)
By: /s/ WILLIAM HOPE William Hope Chairman and Chief Executive Officer

Date: June 16, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on June 16, 2000.

Signature	Title

/s/ WILLIAM HOPE William Hope	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS J. MCGOLDRICK Thomas J. McGoldrick	Vice Chairman
/s/ JULES L. FISHER Jules L. Fisher	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ NORMAN DANN Norman Dann	Director
/s/ GEORGE HEENAN George Heenan	Director
/s/ AMOS HEILICHER Amos Heilicher	Director
/s/ MALCOLM MCDONALD Malcolm McDonald	Director
/s/ FRED L. SHAPIRO Fred L. Shapiro, M.D.	Director
/s/ DONALD H. SOUKUP Donald H. Soukup	Director

EXHIBIT INDEX

Exhibit No.		Exhibit	Form of Filing
3	(a)	Restated Articles of Incorporation, as amended(1)	Electronic Submission
3	(b)	Restated By-Laws(2)
3	(c)	Amendment to By-Laws(3)
4	(a)	Form of Specimen Common Stock Certificate(4)
4	(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(5)
10	(a)	1989 Stock Plan, as amended(6)*
10	(b)	Amendment to 1989 Stock Plan effective February 25, 1998(7)*
10	(c)	Amendment to 1989 Stock Plan effective September 30, 1998(8)*
10	(d)	Form of Employment Agreement dated September 1, 1996 with certain officers of the Company(9)*
10	(e)	1990 Employee Stock Purchase Plan, as amended June 1, 1993(10)*
10	(f)	Supplemental Executive Retirement Plan effective April 1, 1995(11)*
10	(g)	First Amendment to Supplemental Executive Retirement Plan effective December 6, 1997*	Electronic Submission
10	(h)	Second Amendment to Supplemental Executive Retirement Plan effective April 1, 1998(12)*
10	(i)	Emeritus Director Consulting Plan(13)*
10	(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10	(k)	1998 Stock Option Plan, as amended(15)*
10	(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated April 1, 2000*	Electronic Submission
21		Subsidiaries of the Registrant(16)	Electronic Submission
23		Consent of PricewaterhouseCoopers LLP	Electronic Submission
27		Financial Data Schedule	Electronic Submission

*
Management contract, compensatory plan or arrangement.

(1)
Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(2)
Incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.

(3)
Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(4)
Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(5)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on July 12, 1999, File No. 0-11278.

(6)
Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.

(7)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278

(8)
Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.

(9)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997, File No. 0-11278.

(10)
Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(11)
Incorporated by reference to Exhibit 12(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995, File No. 0-11278.

(12)
Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278.

(13)
Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.

(14)
Incorporated by reference to Exhibit 10(b) filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
EXHIBIT INDEX