Form 10-Q
period 2000-07-01
MINNTECH CORP
filed 2000-08-14
CIK 724969

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended July 1, 2000 or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2000
Common Stock, $0.05 par value	6,678,016 shares

Minntech Corporation

Quarterly Report on Form 10-Q

July 1, 2000

Index

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 6.	Exhibits and Reports on Form 8-K	13
Signatures		15

Part I—Financial Information

Item 1.  Financial Statements

Minntech Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Thirteen weeks ended July 1, 2000	Three months ended June 30, 1999
Net sales—product	$17,033	$18,768
Contract revenue	—	60

Net sales	17,033	18,828

Operating costs and expenses
Cost of product sales	10,992	10,683
Research and development	1,014	1,231
Selling, general and administrative	5,051	5,199
Amortization of intangible assets	59	173

Total operating costs and expenses	17,116	17,286

Earnings (loss) from operations	(83)	1,542
Other income, net	52	227

Earnings (loss) before income taxes	(31)	1,769
Provision (benefit) for income taxes	(10)	601
Net earnings (loss)	$(21)	$1,168

Net earnings per share
Basic	$.00	$.17

Diluted	$.00	$.17

Weighted average common shares Outstanding
Basic	6,682	6,815

Diluted	6,682	7,032

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	July 1, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,635	$10,687
Accounts receivable, less allowance for doubtful accounts of $438 and $422, respectfully	15,308	14,800
Inventories
Finished goods	5,762	5,095
Raw materials	4,462	4,422
Work-in-process	2,820	3,146

Total inventories	13,044	12,663
Prepaid expenses and other current assets	3,707	2,952

Total current assets	41,694	41,102
Property and equipment
Land, buildings and improvements	10,425	10,340
Machinery and equipment	27,609	26,639

	38,034	36,979
Less accumulated depreciation	(22,365)	(21,620)

Net property and equipment	15,669	15,359
Other assets
Patent costs, net	456	544
Goodwill, net	513	541
Other	3,548	4,047

Total assets	$61,880	$61,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,447	$4,593
Income taxes payable	—	319
Accrued compensation	1,216	1,509
Other accrued expenses	2,114	1,998

Total current liabilities	8,777	8,419
Deferred compensation	887	866

Total liabilities	9,664	9,285
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.05 par value; 20,000,000 shares authorized, 6,678,016 and 6,686,714 shares issued and outstanding, respectively	334	334
Additional paid-in capital	12,084	12,181
Accumulated other comprehensive income	(1,068)	(1,094)
Retained earnings	40,866	40,887

Total stockholders' equity	52,216	52,308

Total liabilities and stockholders' equity	$61,880	$61,593

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Thirteen weeks ended July 1, 2000	Three months ended June 30, 1999
Cash flows from operating activities
Net earnings (loss)	$(21)	$1,168
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	802	1,058
Tax benefit from stock option exercises	—	115
Foreign currency exchange loss/(gain)	(132)	11
Gain on sale of land	—	(176)
Other, net	116	5
Changes in operating assets and liabilities:
Accounts receivable	(1)	(543)
Inventories	(380)	(121)
Prepaid expenses	(748)	(289)
Accounts payable	976	(412)
Accrued expenses	(260)	(2,219)
Income taxes payable	(372)	(610)

Total adjustments	1	(3,181)

Net cash used in operating activities	(20)	(2,013)

Cash flows from investing activities
Purchases of property and equipment	(945)	(1,101)
Patent application costs	(42)	(240)
Proceeds from sale of undeveloped land	—	709
Other	8	(20)

Net cash used in investing activities	(979)	(652)
Cash flows from financing activities
Payments on note payable	—	(5)
Proceeds from exercise of stock options	—	1,040
Proceeds from employee stock purchase plan	97	64
Repurchase of common stock	(194)	(35)

Net cash provided by (used in) financing activities	(97)	1,064
Effects of exchange rate changes on foreign currency cash balances	44	(173)

Net decrease in cash and cash equivalents	(1,052)	(1,774)
Cash and cash equivalents at beginning of period	10,687	9,171

Cash and cash equivalents at end of period	$9,635	$7,397

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—Financial Information

    The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted.

    These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission.

    The Company has adopted a universal calendar for financial reporting beginning in the first quarter of fiscal 2001. First quarter results will include the thirteen weeks ended July 1, 2000. A fiscal year will include either 52 or 53 weeks in total. This change in reporting will not be materially different from prior years.

    In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE 2—Line of Credit

    At July 1, 2000, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (9.5% at July 1, 2000) or the indexed London Interbank Offered Rate (LIBOR). As of July 1, 2000, the Company had no outstanding borrowings under the line of credit. This credit line expires on August 31, 2000.

NOTE 3—Net Earnings Per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the thirteen weeks ended July 1, 2000 and the three months ended June 30, 1999.

	Basic Earnings Per Share	Effect of Dilutive Stock Options	Diluted Earnings Per Share
	(in thousands, except per share amounts)
Thirteen weeks ended July 1, 2000
Net loss	$(21)		$(21)
Weighted average common shares outstanding	6,682	—	6,682
Per share amount	$.00		$.00
Three months ended June 30, 1999
Net earnings	$1,168		$1,168
Weighted average common shares outstanding	6,815	217	7,032
Per share amount	$.17		$.17

    Outstanding stock options to purchase 588,049 and 43,788 shares of common stock as of July 1, 2000 and June 30, 1999, respectfully, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period.

NOTE 4—Comprehensive Income

    The components of comprehensive income are as follows:

	Thirteen weeks ended July 1, 2000	Three months ended June 30, 1999
	(dollars in thousands)
Net earnings (loss)	$(21)	$1,168
Other comprehensive income:
Foreign currency translation, net	26	(162)

Total other comprehensive income	26	(162)

Total comprehensive income	5	1,006

NOTE 5—Stockholders' Equity

Consolidated Statement of Stockholders' Equity
(dollars in thousands)

	Common Stock
	Shares issued and outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances at March 31, 2000	6,686,714	$334	$12,181	$(1,094)	$40,887	$52,308
Net loss					(21)	(21)
Foreign currency translation adjustment (including taxes of $14)				26		26
Repurchase of common stock	(24,100)	(1)	(194)			(195)
Employee stock purchase plan	15,402	1	97			98

Balances at July 1, 2000	6,678,016	$334	$12,084	$(1,068)	$40,866	$52,216

NOTE 6—Segment Data and Significant Customers

    The Company's businesses are organized, managed, and internally reported as three segments. These segments, which are based upon products, services and industry, are Dialysis Products, Cardiosurgery Products and Other Developing Businesses. Management of these segments includes responsibility for different product lines and services on a geographic basis, including accountability for revenues as well as sales and marketing costs.

    The dialysis product segment includes supplies, concentrates and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease. Included in the cardiosurgery products segment are oxygenators, hemoconcentrators, and hemofilters which are used during open-heart surgery. Developing business products include filtration and separation products and endoscope reprocessing supplies.

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate Administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the first quarter (thirteen weeks ended July 1, 2000) of fiscal 2001, and the first quarter (three months ended June 30, 1999) of fiscal 2000.

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
First quarter 2001	$13,260	$2,029	$1,744	$0	$17,033
First quarter 2000	$13,816	$3,673	$1,279	$60	$18,828
Earnings (loss) from Operations
First quarter 2001	$2,595	$237	$(98)	$(2,817)	$(83)
First quarter 2000	$4,068	$459	$(318)	$(2,667)	$1,542
Identifiable assets(2)
First quarter 2001	$22,141	$13,656	$2,479	$23,604	$61,880
First quarter 2000	$21,010	$14,200	$2,910	$19,556	$57,676

(1)
Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.

(2)
Identifiable segment assets include accounts receivable; property plant and equipment; inventories; and long term notes receivable. Additional assets included in Corporate Administration primarily include cash and short term investments, capitalized patent costs, deferred income taxes, goodwill, land and certain prepaid expenses.

Geographic Areas

    Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. International sales amounted to 18.4% and 25.0% of revenues for the first quarter of fiscal 2001, and the first quarter of fiscal 2000, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other		Eliminations	Total
Revenues
First quarter 2001	$15,728	$3,541	$0		$(2,236)	$17,033
First quarter 2000	$16,229	$5,441	$60	(1)	$(2,902)	$18,828
Property, Plant & Equipment, net
First quarter 2001	$13,164	$2,505	—		—	$15,669
First quarter 2000	$12,405	$2,832	—		—	$15,237

(1)
Contract revenue received during fiscal 2000.

NOTE 7—New Accounting Pronouncement

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The Company is in the process of analyzing the requirements of SAB 101, as amended, and is required to comply no later than the fourth quarter of fiscal year 2001. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements but does not expect the adoption of SAB 101 to have a material impact on the results of operations.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Revenues in the first quarter of fiscal 2001 decreased 9.5 percent to $17.0 million, compared to $18.8 million in the first quarter of fiscal 2000. Dialysis product sales decreased 4.0 percent to $13.1 million in the first quarter of fiscal 2001, due primarily to a decline in dialyzer reprocessing sales. Sales of cardiosurgery products declined by $1.6 million or 44.8 percent from the first quarter in the prior year as a result of divesting the Company's oxygenator product line, combined with lower hemoconcentrator sales. The developing business product sales increase of 36.4 percent in the quarter is due to 18.4 percent growth in filtration and separation products combined with an increase in endoscope reprocessing products. Foreign exchange rate movements had an unfavorable year-to-year impact of $.3 million on international product sales in the quarter.

    Product sales by group are summarized on the following table:

	Thirteen weeks ended July 1, 2000	% of total sales	Three months ended June 30, 1999	% of total sales
	(in thousands of dollars)
Dialysis products	$13,260	77.9%	$13,816	73.6%
Cardiosurgery products	2,029	11.9%	3,673	19.6%
Other Developing Business products	1,744	10.2%	1,279	6.8%

Total Company	$17,033	100.0%	$18,768	100.0%

    Following is a summary of earnings (loss) from operations before income taxes by business segment:

	Thirteen weeks ended July 1, 2000	% of segment revenues	Three months ended June 30, 1999	% of segment revenues
	(in thousands of dollars)
Dialysis products	$2,595	19.6%	$4,068	29.4%
Cardiosurgery products	237	11.7%	459	12.5%
Other Developing Businesses	(98)	—	(318)	—
Corporate & Unallocated	(2,817)	—	(2,667)	—

Total Company	$(83)	—	$1,542	8.2%

    Gross margin on net product sales as a percentage of sales in the period ended July 1, 2000 decreased to 35.5 percent from 43.1 percent in the comparable period last year. The decrease in gross margins this quarter is attributable to start-up costs for two major distribution centers, higher overhead costs resulting from lower sales volumes, higher fuel costs, and lower selling prices in the Company's hemoconcentrator and dialyzer reprocessing sterilant product lines. The hemoconcentrator average selling prices decline is attributable to distributing the product under an OEM structure this year as compared to the same period in the prior year when the Company was a direct marketer of this product.

    Research and development expenses in the period ended July 1, 2000 were $1.0 million or 6.0 percent of revenues compared to $1.2 million or 6.5 percent of revenues in the prior year. The Company expects that research and development spending in fiscal 2001 will range between 5.3 and 6.0 percent of revenues.

    Selling, general and administrative expenses for the quarter ended July 1, 2000 were $5.1 million or 29.7 percent of revenues, compared to $5.2 million or 27.6 percent of revenues, in the comparable period last year. The decrease in absolute dollars in fiscal 2001 is attributable to reduced sales and marketing spending in cardiosurgery products, partially offset by severance costs tied to management changes in the current period combined with sales force expansion costs.

    Other income in the prior year reflects a $.176 million gain related to the sale of a parcel of undeveloped land.

    The Company's effective tax rate was 32.3 percent for the quarter ended July 1, 2000 compared to an effective tax rate of 34.0 percent in the quarter one year ago. The Company expects the effective tax rate to range between 32.0 and 33.5 percent for fiscal 2001.

    The Company reported a net loss of $21,000 for the quarter ended July 1, 2000, compared to net earnings of $1.17 million in the first quarter one year ago. The decrease in net earnings is attributable to lower product sales, start-up costs for two new dialysis distribution centers, higher fuel costs, lower average selling prices in two key product lines, severance costs, and dialysis sales force expansion expenses.

Liquidity and Capital Resources

    Operating activities used $20,000 of cash and cash equivalents for the first quarter ended July 1, 2000. In addition, the Company invested $1.0 million in capital equipment and patents in the first quarter. At July 1, 2000 the Company held $9.6 million in cash and cash equivalents.

    The Company initiated a stock repurchase program in August 1998 and has spent $3.85 million to repurchase a total of 388,100 shares to date under the program. During the first quarter of fiscal 2001 the Company expended $.193 million to repurchase 24,100 shares.

    Working capital at July 1, 2000 was $32.9 million as compared to $32.7 million as of March 31, 2000. The current ratio at July 1, 2000 was 4.8, compared to 4.9 at March 31, 2000.

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

    In May 2000, the Company signed a letter of intent to acquire Di-Chem Concentrate, Inc., an OEM manufacturer of hemodialysis concentrates. The Company expects its cash balances, cash flow from operation, and line of credit to be adequate to meet its obligations to complete this acquisition and other anticipated operating cash needs, including planned capital expenditures, in its core business in fiscal 2001.

Year 2000 issues

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

    The Company will switch all European business to the euro as the functional currency as of April 1, 2001. The Company's current European price list is maintained in euros. This conversion should require only minimal information system modifications. It is not anticipated at this time, that the euro will have a material impact on our fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro will be expensed as incurred, and are not anticipated to be material to the Company's results of operations, financial condition, or liquidity.

Part II—Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 6.  Exhibits and reports on Form 8K

  a)
  Exhibits
3	(a)	Restated Articles of Incorporation, as amended(1)
3	(b)	Restated By-Laws(2)
3	(c)	Amendment to By-Laws(3)
4	(a)	Form of Specimen Common Stock Certificate(4)
4	(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(5)
10	(a)	1989 Stock Plan, as amended(6)*
10	(b)	Amendment to 1989 Stock Plan effective February 25, 1998(7)*
10	(c)	Amendment to 1989 Stock Plan effective September 30, 1998(8)*
10	(d)	Employment Agreement with Barbara A. Wrigley dated September 1, 1996*
10	(e)	1990 Employee Stock Purchase Plan, as amended June 1, 1993(10)*
10	(f)	Supplemental Executive Retirement Plan effective April 1, 1995(11)*
10	(g)	First Amendment to Supplemental Executive Retirement Plan effective December 6, 1997(18)*
10	(h)	Second Amendment to Supplemental Executive Retirement Plan effective April 1, 1998(12)*
10	(i)	Emeritus Director Consulting Plan(13)*
10	(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10	(k)	1998 Stock Option Plan, as amended(15)*
10	(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated April 1, 2000(16)*
10	(m)	Separation and Consulting Agreement with Thomas J. McGoldrick dated July 17, 2000*
10	(n)	Amendment to Separation and Consulting Agreement with Thomas J. McGoldrick dated August 1, 2000*
10	(o)	Separation and Consulting Agreement with Daniel H. Schyma dated July 31, 2000*
10	(p)	Third Amendment to Supplemental Executive Retirement Plan effective April 1, 2000*
10	(q)	Employment Agreement with Robert W. Johnson dated September 1, 1996, as amended April 1, 1997*
10	(r)	Employment Agreement with Paul E. Helms dated September 1, 1996, as amended April 1, 1997*
10	(s)	Employment Agreement with Jules L. Fisher dated December 11, 1996, as amended April 1, 1997*

21	Subsidiaries of the Registrant(17)
27	Financial Data Schedule

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
Intentionally not used.

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

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 10(L) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-11278.

(17)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(18)
Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-11278.

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the first quarter of fiscal 2001.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINNTECH CORPORATION
Date: August 14, 2000
/s/ JULES L. FISHER Jules L. Fisher Chief Financial Officer (Duly authorized officer) (Principal financial officer)

QuickLinks

Part I—Financial Information
Item 1. Financial Statements
Signatures