Form 10-Q
period 2000-09-30
MINNTECH CORP
filed 2000-11-14
CIK 724969

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended September 30, 2000
or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-11278

MINNTECH CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1229121 (IRS Employer Identification No.)
14605 28th Avenue North Minneapolis, MN 55447 (Address of principal executive offices)

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

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2000
Common Stock, $0.05 par value	6,679,287 shares

Minntech Corporation
Quarterly Report on Form 10-Q
September 30, 2000

Index

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II.	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		18

Part I—Financial Information

Item 1. Financial Statements

Minntech Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended Sept 30, 2000	Three months ended Sept 30, 1999	Twenty-Six weeks ended Sept 30, 2000	Six months ended Sept 30, 1999
Net sales—product	$18,048	$18,880	$35,081	$37,648
Contract revenue	—	—	—	60

Net sales	18,048	18,880	35,081	37,708

Operating costs and expenses
Cost of product sales	11,593	10,733	22,585	21,416
Research and development	775	1,128	1,788	2,358
Selling, general and administrative	4,260	5,306	9,312	10,505
Amortization of intangible assets	58	202	117	376

Total operating costs and expenses	16,686	17,369	33,802	34,655

Earnings from operations	1,362	1,511	1,279	3,053
Other income, net	535	365	587	592

Earnings before income taxes	1,897	1,876	1,866	3,645
Provision for income taxes	607	638	597	1,239
Net earnings	$1,290	$1,238	$1,269	$2,406

Net earnings per share
Basic	$.19	$.18	$.19	$.35

Diluted	$.19	$.18	$.19	$.34

Weighted average common shares Outstanding
Basic	6,679	6,910	6,681	6,861

Diluted	6,683	6,972	6,694	7,028

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,899	$10,687
Accounts receivable, less allowance for doubtful accounts of $446 and $438, respectfully	13,203	14,800
Inventories
Finished goods	4,513	5,095
Raw materials	4,188	4,422
Work-in-process	2,456	3,146

Total inventories	11,157	12,663
Prepaid expenses and other current assets	1,777	2,952

Total current assets	39,036	41,102
Property and equipment
Land, buildings and improvements	11,204	10,340
Machinery and equipment	28,096	26,639

	39,300	36,979
Less accumulated depreciation	(23,041)	(21,620)

Net property and equipment	16,259	15,359
Other assets
Patent costs, net	457	544
Goodwill, net	482	541
Other	3,546	4,047

Total assets	$59,780	$61,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,806	$4,593
Income taxes payable	335	319
Accrued compensation	879	1,509
Other accrued expenses	1,402	1,998

Total current liabilities	6,422	8,419
Deferred compensation	904	866

Total liabilities	7,326	9,285
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.05 par value; 20,000,000 shares authorized, 6,679,287 and 6,678,016 shares issued and outstanding, respectively	334	334
Additional paid-in capital	12,084	12,181
Accumulated other comprehensive income	(1,452)	(1,094)
Retained earnings	41,488	40,887

Total stockholders' equity	52,454	52,308

Total liabilities and stockholders' equity	$59,780	$61,593

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Twenty-Six weeks ended Sept 30, 2000	Six months ended Sept 30, 1999
Cash flows from operating activities
Net earnings	$1,269	$2,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,618	2,080
Tax benefit from stock option exercises	—	160
Foreign currency exchange loss/(gain)	(153)	93
Gain on sale of land	—	(176)
Other, net	34	19
Changes in operating assets and liabilities:
Accounts receivable	1,304	655
Inventories	1,449	(1,291)
Prepaid expenses	1,171	(236)
Accounts payable	(673)	(156)
Accrued expenses	(1,270)	(1,666)
Income taxes payable	45	(68)

Total adjustments	3,525	(586)

Net cash provided by operating activities	4,794	1,820

Cash flows from investing activities
Purchases of property and equipment	(2,503)	(2,204)
Patent application costs	(72)	(307)
Proceeds from sale of undeveloped land	—	710
Other	505	(27)

Net cash used in investing activities	(2,070)	(1,828)
Cash flows from financing activities
Payments on note payable	—	(252)
Payment of cash dividend	(668)	(695)
Proceeds from exercise of stock options	—	1,507
Proceeds from employee stock purchase plan	96	126
Repurchase of common stock	(193)	(759)

Net cash used in financing activities	(765)	(73)
Effects of exchange rate changes on cash	253	(168)

Net increase/(decrease) in cash and cash equivalents	2,212	(249)
Cash and cash equivalents at beginning of period	10,687	9,171

Cash and cash equivalents at end of period	$12,899	$8,922

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

    The Company has adopted a universal calendar for financial reporting beginning in the first quarter of fiscal 2001. Second quarter results include the thirteen and twenty-six week periods ended September 30, 2000. A fiscal year will include either 52 or 53 weeks in total. This change in reporting will not be materially different from prior years.

    In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

NOTE 2—Line of Credit

    At September 30, 2000, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (9.5% at September 30, 2000) or the indexed London Interbank Offered Rate (LIBOR). As of September 30, 2000, the Company had no outstanding borrowings under the line of credit. This credit line expires on September 30, 2001.

NOTE 3—Earnings Per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the thirteen week, three month and six month periods ended September 30, 2000.

(in thousands, except per share amounts) Thirteen weeks ended Sept 30, 2000	Basic Earnings Per Share	Effect of Dilutive Stock Options	Diluted Earnings Per Share
Net earnings	$1,290		$1,290
Weighted average common shares outstanding	6,679	4	6,683
Per share amount	$.19		$.19
Three months ended Sept 30, 1999
Net earnings	$1,238		$1,238
Weighted average common shares outstanding	6,910	62	6,972
Per share amount	$.18		$.18

(in thousands, except per share amounts) Twenty-six weeks ended Sept 30, 2000	Basic Earnings Per Share	Effect of Dilutive Stock Options	Diluted Earnings Per Share
Net earnings	$1,269		$1,269
Weighted average common shares outstanding	6,681	13	6,694
Per share amount	$.19		$.19
Six months ended Sept 30, 1999
Net earnings	$2,406		$2,406
Weighted average common shares outstanding	6,861	167	7,028
Per share amount	$.35		$.34

    Outstanding stock options to purchase 586,910 and 117,230 shares of common stock as of September 30, 2000 and September 30, 1999, respectfully, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock during the period.

NOTE 4—Comprehensive Income

    The components of comprehensive income are as follows:

(dollars in thousands)	Thirteen weeks ended Sept 30, 2000	Three months ended Sept 30, 1999	Twenty-six weeks ended Sept 30, 2000	Six months Ended Sept 30, 1999
Net earnings	$1,290	$1,238	$1,269	$2,406
Other comprehensive income:
Foreign currency translation, net	(332)	87	(358)	(75)

Total other comprehensive income	(332)	87	(358)	(75)

Total comprehensive income	958	1,325	911	2,331

NOTE 5—Stockholders' Equity

Consolidated Statement of Stockholders' Equity
(dollars in thousands)

	Common Stock
	Shares issued and outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances at March 31, 2000	6,686,714	$334	$12,181	$(1,094)	$40,887	$52,308
Net income					1,269	1,269
Foreign currency translation adjustment (including taxes of $183)				(358)		(358)
Repurchase of common stock	(24,100)		(193)			(193)
Employee stock purchase plan	15,402		96			96
Payment of cash dividends					(668)	(668)

Balances at September 30, 2000	6,678,016	$334	$12,084	$(1,452)	$41,488	$52,454

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

    The dialysis product segment includes supplies, concentrates and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease. Included in the cardiosurgery products segment are oxygenators, hemoconcentrators, and hemofilters which are used during open-heart surgery. Developing business products include filtration and separation and endoscope reprocessing product lines.

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate Administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the thirteen- and twenty-six week periods ended September 30, 2000 and the three- and six-month periods ended September 30, 1999.

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
Second quarter ended 9/30/2000	$12,972	$3,277	$1,799	$—	$18,048
Second quarter ended 9/30/1999	$13,121	$3,736	$2,023	$—	$18,880
Twenty-six weeks ended 9/30/2000	$26,232	$5,306	$3,543	$—	$35,081
Six months ended 9/30/1999	$26,938	$7,408	$3,302	$—	$37,648
Earnings (loss) from Operations
Second quarter ended 9/30/2000	$3,179	$379	$(167)	$(2,029)	$1,362
Second quarter ended 9/30/1999	$3,454	$828	$178	$(2,949)	$1,511
Twenty-six weeks ended 9/30/2000	$5,774	$616	$(265)	$(4,846)	$1,279
Six months ended 9/30/1999	$7,522	$1,287	$(140)	$(5,616)	$3,053
Identifiable assets(2)
September 30, 2000	$19,961	$11,235	$2,900	$25,684	$59,780
March 31, 2000	$21,649	$14,093	$2,515	$23,336	$61,593

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

Geographic Areas

    Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. International sales amounted to 15.6 percent and 21.0 percent of revenues for the second quarter of fiscal 2001, and the second quarter of fiscal 2000, respectively. Substantially all of the Company's export sales are negotiated, invoiced and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other(1)	Eliminations	Total
Revenues
Second quarter ended 9/30/2000	$17,034	$3,147	$—	$(2,133)	$18,048
Second quarter ended 9/30/1999	$17,533	$4,651	$—	$(3,304)	$18,880
Twenty-six weeks ended 9/30/00	$32,762	$6,688	$—	$(4,369)	$35,081
Six months ended 9/30/99	$33,762	$10,092	$60	$(6,206)	$37,708
Property, Plant & Equipment, net
September 30, 2000	$14,006	$2,253	—	—	$16,259
March 31, 2000	$12,837	$2,522	—	—	$15,359

(1)
Contract revenue received during fiscal 2000.

Significant Customers

    During the second quarter ended September 30, 2000 there was one customer that represented $2.2 million, or 12.3% of total revenues. The customer is included in the Cardiosurgery Products segment.

NOTE 7—New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The Company is in the process of analyzing the requirements of SAB 101, as amended, and is required to comply no later than the fourth quarter of fiscal year 2001. The Company has not yet determined the impact of SAB 101 on its consolidated financial statements but does not expect the adoption of SAB 101 to have a material impact on the results of operations.

    During October 2000, the "Emerging Issues Task Force" ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 addresses the income statement classification of the amounts billed to customer's, and costs incurred for shipping and handling. The Company currently classifies shipping and handling costs as costs of goods sold. Amounts billed to customers for shipping and handling are currently reflected as a reduction to cost of goods sold. The amounts billed to customers will be reclassified to revenue in order to conform with EITF No. 00-10. The Company is in the process of determining the restatements necessary for reporting purposes. Compliance is required no later than the fourth quarter of fiscal 2001.

NOTE 8—Special Items

    In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. During fiscal 1999 and 2000 the Company paid $1.7 million in premium payments. The Company cancelled coverage in the second quarter of fiscal 2001 and recovered $1.3 million in premiums and interest. The fiscal 2001 second quarter includes non-recurring gains of $.23 million in selling, general and administrative expenses and $.16 million in other income (interest income) related to terminating the finite risk insurance policy. Selling, general and administrative expenses include $.17 million in severance costs which partially offset the finite risk insurance expense recovery. In total these items resulted in a one-time net gain of $.15 million (after tax) or $.02 per diluted share in the second quarter of fiscal 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Revenue in the second quarter of fiscal 2001 decreased 4.4 percent to $18.0 million, compared to $18.9 million in the second quarter of fiscal 2000. Dialysis product sales decreased 1.1 percent to $13.0 million in the second quarter of fiscal 2001 due primarily to a decline in sales of dialyzer reprocessing equipment in the U.S. Sales of cardiosurgery products declined by 12.3 percent to $3.3 million in the second quarter of fiscal 2001. In the first half of fiscal 2000 the Company was a direct marketer of its oxygenator and hemoconcentrator product lines. In the third quarter of last fiscal year the Company sold its oxygenator and cardioplegia product lines to LifeStream International, Inc. and entered into an exclusive distribution agreement with LifeStream for its hemoconcentrator product line. The Company realizes lower average selling prices under the OEM distribution structure but also operates with lower sales and marketing expenses. The decrease in cardiosurgery sales in the second quarter of fiscal 2001 is attributable to lower hemoconcentrator average selling prices under the OEM distribution structure combined with a decline in unit volume. Developing business product sales decreased 11.1 percent to $1.8 million in the second quarter of fiscal 2001 due primarily to lower endoscope reprocessing product sales in the quarter.

    Revenues for the six-month period ending September 30, 2000 decreased by 7.0 percent to $35.1 million. Dialysis product sales fiscal year-to-date are down 2.6 percent from the same period in the prior year, due primarily to a 4.5 percent decrease in dialyzer reprocessing product sales, partially offset by a 2.4 percent increase in dialysis concentrate product sales. Sales of cardiosurgery products decreased 28.4 percent to $5.3 million in the first two quarters of fiscal 2001, due to lower average selling prices under an OEM distribution structure and a decline in hemoconcentrator unit volumes. Developing business product sales year-to-date are up 7.3 percent over the same period last year, due to growth in the Company's filtration and separation and endoscope reprocessing product lines.

    Foreign exchange rate movements unfavorably impacted revenues by $.3 million in the second quarter of fiscal 2001 and $.6 million in the first half of the current year.

    Product sales by group are summarized in the following table:

	Quarter ended September 30		Six months ended September 30
(in thousands of dollars)	2000	1999	2000	1999
Dialysis products	$12,972	$13,121	$26,232	$26,938
Cardiosurgery products	3,277	3,736	5,306	7,408
Other Developing Business products	1,799	2,023	3,543	3,302

Total Company	$18,048	$18,880	$35,081	$37,648

    Following is a summary of earnings/(losses) from operations before income taxes by business segment:

	Quarter ended September 30		Six months ended September 30
(in thousands of dollars)	2000	1999	2000	1999
Dialysis products	$3,179	$3,454	$5,774	$7,522
Cardiosurgery products	379	828	616	1,287
Other Developing Businesses	(167)	178	(265)	(140)
Corporate & Unallocated	(2,029)	(2,949)	(4,846)	(5,616)

Total Company	$1,362	$1,511	$1,279	$3,053

    Gross margin as a percentage of product sales declined to 35.8 percent from 43.2 percent in the same quarter in the prior year. Year-to-date fiscal 2001 gross margins on product sales were 35.6 percent compared to 43.1 percent in the same period last year. The lower gross margins for the quarter and six-month periods are primarily the result of increased distribution costs, combined with higher overhead costs resulting from lower sales volumes, and lower average selling prices in the hemoconcentrator product line. The hemoconcentrator average selling price decline is attributable to selling the product through a strategic OEM partnership as compared to the first half of the prior year when the Company sold the product direct.

    Research and development expenses in the second quarter of fiscal 2001 were $.8 million or 4.3 percent of revenues compared to $1.1 million or 6.0 percent of revenues in the prior year. In the six-month period ended September 30, 2000, research and development expenses totaled $1.8 million or 5.1 percent of revenues compared to $2.4 million or 6.3 percent of revenues in the same period one year ago. The decrease in research and development spending both in the quarter and six-month period is attributable to transitioning major development projects to later stages of completion. The Company expects that research and development spending in fiscal 2001 will range between 5.0 and 6.0 percent of revenues.

    Selling, general and administrative expenses for the second quarter of fiscal 2001 were $4.3 million or 23.6 percent of revenues compared to $5.3 million or 28.1 percent of revenues in the same period one year ago. For the six-month period ended September 30, 2000, selling, general, and administrative expenses totaled $9.3 million or 26.5 percent of revenues compared to $10.5 million or 27.9 percent of revenues for the same period last year. The fiscal 2001 second quarter includes $.2 million for a non-recurring gain on insurance premiums recovered partially offset by $.17 million of severance costs. Selling, general, and administrative expenses decreased both in terms of absolute dollars and as a percent of revenues for the quarter and six-month periods due to lower general and administrative spending combined with decreased cardiosurgery sales and marketing costs.

    Other income of $.5 million in the second quarter of fiscal 2001 includes $.2 million of non-recurring interest income related to the insurance premium recovery.

    The Company's effective tax rate for both the second quarter and six-months ended September 30, 2000 was 32.0 percent compared to an effective rate of 34.0 percent for the corresponding periods one year ago. The Company expects the effective tax rate to range between 32.0 and 33.0 percent for fiscal 2001.

    The Company reported net earnings of $1.3 million for the second quarter ended September 30, 2000 or 7.1 percent of revenue compared to net earnings of $1.2 million, or 6.6 percent of revenue in the second quarter one year ago. For the six-month period ended September 30, 2000 net earnings were $1.3 million, or 3.6 percent of revenue, compared to $2.4 million, or 6.4 percent of revenue for the corresponding period last year. The improvement in net earnings in the second quarter of fiscal 2001, compared to the same period one year ago, is due to reduced operating expenses partially offset by lower gross margins. For the six-month period ended September 30, 2000 net earnings were unfavorably impacted by lower product sales, higher distribution expenses, and higher overhead costs on lower sales volumes.

Liquidity and Capital Resources

    Operating activities provided $4.8 million of cash and cash equivalents in the second quarter and first two quarters of fiscal 2001. Fiscal 2001 year-to-date cash flows from operations were favorably impacted by reductions in accounts receivable, inventory, and prepaid expenses. The Company invested $2.6 million in capital equipment and patents in the six-month period ended September 30, 2000. At September 30, 2000 the Company had $12.9 million of cash and cash equivalents.

    The Company initiated a stock repurchase program in August 1998 and has spent $3.9 million to repurchase a total of 388,100 shares to date under the program. During the first quarter of fiscal 2001 the Company expended $.2 million to repurchase 24,100 shares. There were no share repurchases in the second quarter of fiscal 2001.

    In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. In fiscal 1999 and 2000 the Company made $1.7 million in premium payments. The company cancelled the coverage in the second quarter of fiscal 2001 and subsequently recovered $1.3 million of premiums and interest in the current quarter.

    Working capital at September 30, 2000 was $32.6 million as compared to 32.7 million as of March 31, 2000. The current ratio as of September 30, 2000 was 6.1, compared to 4.9 at March 31, 2000.

    In May 2000, the Company signed a letter of intent to acquire Di-Chem Concentrate, Inc., an OEM manufacturer of hemodialysis concentrates. In mid-November, the Company announced that it no longer intends to complete the acquisition, but will pursue expanding an existing supply relationship with Di-Chem. The Company expects its cash balances, cash flow from operations, and line of credit to be adequate to meet its obligations and anticipated operating cash needs, including planned capital expenditures, in its core business in fiscal 2001.

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

    The Company will switch all European business to the euro as the functional currency as of April 1, 2001. The Company's current European price list is maintained in euros. This conversion should require minimal information system modifications. It is not anticipated at this time, that the euro will have a material impact on our fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro will be expensed as incurred, and are not anticipated to be material to the Company's results of operations, financial condition, or liquidity.

Part II—Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's year 2000 Annual Meeting of Stockholders held on August 30, 2000, the stockholders approved the following:

      (a) The stockholders elected two directors to serve for terms ending in 2003 and until their successors are elected. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

Director	Votes For	Withheld
George Heenen	3,624,369	165,424
Amos Heilicher	3,621,595	168,198

    The names of the remaining directors whose term of office as director continued after the Annual Meeting are Fred L. Shapiro M.D., Donald H. Soukup, Norman Dann, William Hope and Malcolm W. McDonald.

      (b) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2001 with 3,764,265 votes for, 8,650 votes against, and 16,878 abstentions.

Item 6.  Exhibits and reports on Form 8K

  a)
  Exhibits

Exhibit No.		Exhibit	Form of Filing
3(a	)	Restated Articles of Incorporation, as amended(1)
3(b	)	Restated By-Laws(2)
3(c	)	Amendment to By-Laws(3)
4(a	)	Form of Specimen Common Stock Certificate(4)
4(b	)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(5)
10(a	)	1989 Stock Plan, as amended(6)*
10(b	)	Amendment to 1989 Stock Plan effective February 25, 1998(7)*
10(c	)	Amendment to 1989 Stock Plan effective September 30, 1998(8)*
10(d	)	Employment Agreement with Barbara A. Wrigley dated September 1, 1996(9)*
10(e	)	1990 Employee Stock Purchase Plan, as amended June 1, 1993(10)*
10(f	)	Amendment to 1990 Employee Stock Purchase Plan effective July 26, 2000.	Electronic
10(i	)	Emeritus Director Consulting Plan(13)*
10(j	)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10(k	)	1998 Stock Option Plan, as amended(15)*
10(l	)	Separation and Consulting Agreement with Richard P. Goldhaber dated April 1, 2000*
10(m	)	Separation and Consulting Agreement with Thomas J. McGoldrick dated July 17, 2000*
10(n	)	Amendment to Separation and Consulting Agreement with Thomas J. McGoldrick dated August 1, 2000*
10(o	)	Separation and Consulting Agreement with Daniel H. Schyma dated July 31, 2000*
10(p	)	Restated Supplemental Executive Retirement Plan effective April 1, 2000(18)*
10(q	)	Employment Agreement with Robert W. Johnson dated September 1, 1996, as amended April 1, 1997(11)*
10(r	)	Employment Agreement with Paul E. Helms dated September 1, 1996, as amended April 1, 1997(12)*
10(s	)	Employment Agreement with Jules L. Fisher dated December 11, 1996, as amended April 1, 1997(19)*
10(t	)	First Amendment to Supplemental Executive Retirement Plan effective September 27, 2000	Electronic
10(u	)	Employment Agreement with Michael P. Petersen dated May 26, 2000	Electronic
21		Subsidiaries of the Registrant(16)
27		Financial Data Schedule	Electronic

(b)
Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the second quarter of fiscal 2001.

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

(7)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278

(8)
Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.

(9)
Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(10)
Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(11)
Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000..

(12)
Incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000..

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

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(17)
Incorporated by reference to Exhibit 21 to the Company's Annual Report or Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(18)
Incorporated by reference Exhibit 10(p) to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2000.

(19)
Incorporated by reference Exhibit 10(s) to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 2000.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINNTECH CORPORATION
Date: November 14, 2000	/s/ JULES L. FISHER Jules L. Fisher Chief Financial Officer (Duly authorized officer) (Principal financial officer)

QuickLinks

Index
  Part I—Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part II—Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and reports on Form 8K
Signatures