Form 10-Q
period 2000-12-30
MINNTECH CORP
filed 2001-02-13
CIK 724969

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended December 30, 2000 or

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

Registrant's telephone number, including area code: (763) 553-3300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2000
Common Stock, $0.05 par value	6,679,287 shares

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

Part I—Financial Information

Item 1.  Financial Statements

Minntech Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Thirteen weeks ended Dec 30, 2000	Three months ended Dec 31, 1999	Thirty-Nine weeks ended Dec 30, 2000	Nine months ended Dec 31,1999
Net sales—product	$19,399	$18,726	$54,480	$56,374
Contract revenue	—	—	—	60

Net sales	19,399	18,726	54,480	56,434

Operating costs and expenses
Cost of product sales	11,887	10,772	34,473	32,188
Research and development	904	909	2,692	3,267
Selling, general and administrative	4,665	4,594	13,976	15,099
Amortization of intangible assets	77	123	194	499

Total operating costs and expenses	17,533	16,398	51,335	51,053

Earnings from operations	1,866	2,328	3,145	5,381
Other income, net	264	235	851	827

Earnings before income taxes	2,130	2,563	3,996	6,208
Provision for income taxes	681	872	1,279	2,111

Net earnings	$1,449	$1,691	$2,717	$4,097

Net earnings per share
Basic	$.22	$.25	$.41	$.60

Diluted	$.22	$.25	$.41	$.59

Weighted-average common shares Outstanding
Basic	6,679	6,840	6,680	6,854

Diluted	6,683	6,844	6,690	6,970

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	December 30, 2000	March 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,896	$10,687
Accounts receivable, less allowance for doubtful accounts of $486 and $438, respectfully	15,592	14,800
Inventories
Finished goods	4,218	5,095
Raw materials	4,084	4,422
Work-in-process	2,478	3,146

Total inventories	10,780	12,663
Prepaid expenses and other current assets	1,551	2,952

Total current assets	43,819	41,102
Property and equipment
Land, buildings and improvements	11,266	10,340
Machinery and equipment	28,657	26,639

	39,923	36,979
Less accumulated depreciation	(23,770)	(21,620)

Net property and equipment	16,153	15,359
Other assets
Patent costs, net	451	544
Goodwill, net	437	541
Other	2,402	4,047

Total assets	$63,262	$61,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,707	$4,593
Income taxes payable	893	319
Accrued compensation	1,250	1,509
Other accrued expenses	1,196	1,998

Total current liabilities	8,046	8,419
Deferred compensation	918	866

Total liabilities	8,964	9,285
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.05 par value; 20,000,000 shares authorized, 6,679,287 and 6,678,016 shares issued and outstanding, respectively	334	334
Additional paid-in capital	12,084	12,181
Accumulated other comprehensive income	(1,056)	(1,094)
Retained earnings	42,936	40,887

Total stockholders' equity	54,298	52,308

Total liabilities and stockholders' equity	$63,262	$61,593

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Thirty-Nine weeks ended Dec 30, 2000	Nine months Ended Dec 31, 1999
Cash flows from operating activities
Net earnings	$2,717	$4,097
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,514	2,909
Tax benefit from stock option exercises	—	160
Foreign currency exchange loss/(gain)	245	51
Gain on sale of land	—	(176)
Other, net	320	31
Changes in operating assets and liabilities:
Accounts receivable	(937)	(425)
Inventories	1,854	(1,644)
Prepaid expenses and other current assets	1,427	(573)
Accounts payable	195	(865)
Accrued expenses	(1,086)	(1,378)
Income taxes payable	551	769

Total adjustments	5,083	(1,141)

Net cash provided by operating activities	7,800	2,956

Cash flows from investing activities
Purchases of property and equipment	(3,361)	(3,377)
Patent application costs	(96)	(333)
Proceeds from sale of undeveloped land	—	710
Proceeds from product line disposition	1,646	2,239
Other	5	166

Net cash used in investing activities	(1,806)	(595)
Cash flows from financing activities
Payments on note payable	—	(252)
Payment of cash dividend	(668)	(691)
Proceeds from exercise of stock options	—	1,760
Payments on employee stock purchase plan	96	(61)
Repurchase of common stock	(193)	(1,683)

Net cash used in financing activities	(765)	(927)
Effects of exchange rate changes on cash	(20)	(471)

Net increase in cash and cash equivalents	5,209	963
Cash and cash equivalents at beginning of period	10,687	9,171

Cash and cash equivalents at end of period	$15,896	$10,134

The accompanying notes are an integral part of these financial statements.

Minntech Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Financial Information

    The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.

    These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 as filed with the Securities and Exchange Commission.

    The Company adopted a universal calendar for financial reporting beginning in the first quarter of fiscal 2001. Third quarter results include the thirteen and thirty-nine week periods ended December 30, 2000. A fiscal year will include either 52 or 53 weeks in total. This change in reporting will not be materially different from prior years.

    In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

Note 2—Line of Credit

    At December 30, 2000, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (9.5% at December 30, 2000) or the indexed London Interbank Offered Rate (LIBOR). As of December 30, 2000, the Company had no outstanding borrowings under the line of credit. This credit line expires on September 30, 2002.

Note 3—Earnings Per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the thirteen and thirty-nine week periods ended December 30, 2000 and the three and nine-month periods ended December 31, 1999.

(in thousands, except per share amounts)	Basic Earnings Per Share	Effect of Dilutive Stock Options	Diluted Earnings Per Share
Thirteen weeks ended Dec 30, 2000
Net earnings	$1,449		$1,449
Weighted average common shares outstanding	6,679	4	6,683
Per share amount	$.22		$.22
Three months ended Dec 31, 1999
Net earnings	$1,691		$1,691
Weighted average common shares outstanding	6,840	4	6,844
Per share amount	$.25		$.25
Thirty-nine weeks ended Dec 30, 2000
Net earnings	$2,717		$2,717
Weighted average common shares outstanding	6,680	10	6,690
Per share amount	$.41		$.41
Nine months ended Dec 31, 1999
Net earnings	$4,097		$4,097
Weighted average common shares outstanding	6,854	116	6,970
Per share amount	$.60		$.59

    Outstanding stock options to purchase 906,667 and 270,767 shares of common stock as of December 30, 2000 and December 31, 1999, respectfully, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock during the period.

Note 4—Comprehensive Income

    The components of comprehensive income are as follows:

(dollars in thousands)	Thirteen weeks ended Dec 30, 2000	Three months ended Dec 31, 1999	Thirty-nine weeks ended Dec 30, 2000	Nine months Ended Dec 31, 1999
Net earnings	$1,449	$1,691	$2,717	$4,097
Other comprehensive income:
Foreign currency translation, net	396	(345)	38	(420)

Total other comprehensive income	396	(345)	38	(420)

Total comprehensive income	$1,845	$1,346	$2,755	$3,677

    The accumulated other comprehensive income balance as of December 30, 2000 is solely comprised of foreign currency translation.

Note 5—Stockholders' Equity

    Consolidated Statement of Stockholders' Equity
(dollars in thousands)

	Common Stock
	Shares issued and outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total
Balances at March 31, 2000	6,686,714	$334	$12,181	$(1,094)	$40,887	$52,308
Net income					2,717	2,717
Foreign currency translation adjustment				38		38
Repurchase of common stock	(24,100)		(193)			(193)
Employee stock purchase plan	15,402		96			96
Exercised stock options	1,271
Payment of cash dividends					(668)	(668)

Balances at December 30, 2000	6,679,287	$334	$12,084	$(1,056)	$42,936	$54,298

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

    The Dialysis Product segment includes supplies, concentrates, reprocessing services and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease. Included in the Cardiosurgery Products segment are oxygenators and hemoconcentrators which are used during open-heart surgery, and hemofilters, which are used in acute renal failure. Developing Businesses include filtration and separation and endoscope reprocessing product lines.

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate and unallocated represent costs that are not assigned to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below.

The table below presents information about reportable segments for the thirteen- and thirty-nine week periods ended December 30, 2000 and the three- and nine-month periods ended December 31, 1999.

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
Third quarter ended 12/30/2000	$14,510	$2,478	$2,411	$—	$19,399
Third quarter ended 12/31/1999	$13,804	$2,779	$2,143	$—	$18,726
Thirty-nine weeks ended 12/30/2000	$40,744	$7,783	$5,953	$—	$54,480
Nine months ended 12/31/1999	$40,741	$10,188	$5,445	$60	$56,434
Earnings (loss) from Operations
Third quarter ended 12/30/2000	$3,482	$439	$703	$(2,758)	$1,866
Third quarter ended 12/31/1999	$3,950	$717	$255	$(2,594)	$2,328
Thirty-nine weeks ended 12/30/2000	$9,256	$1,055	$438	$(7,604)	$3,145
Nine months ended 12/31/1999	$11,471	$2,004	$115	$(8,209)	$5,381
Identifiable assets(2)
December 30, 2000	$19,961	$11,235	$2,900	$25,684	$59,780
March 31, 2000	$21,649	$14,093	$2,515	$23,336	$61,593

(1)
Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.

(2)
Identifiable segment assets include accounts receivable; property plant and equipment; inventories; and long term notes receivable. Additional assets included in Corporate and unallocated primarily include cash and short term investments, capitalized patent costs, deferred income taxes, goodwill, land and certain prepaid expenses.

Geographic Areas

    Information in the table below is presented on the basis which the company uses it to manage the identifiable segments. International sales amounted to 20.0 percent and 21.0 percent of revenues for the third quarter of fiscal 2001, and the third quarter of fiscal 2000, respectively. Substantially all of the Company's export sales are invoiced and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other(1)	Eliminations	Total
Revenues
Third quarter ended 12/30/2000	$17,743	$4,437	$—	$(2,781)	$19,399
Third quarter ended 12/31/1999	$16,187	$4,413	$—	$(1,874)	$18,726
Thirty-nine weeks ended 12/30/2000	$50,505	$11,125	$—	$(7,150)	$54,480
Nine months ended 12/31/1999	$49,949	$14,505	$60	$(8,080)	$56,434
Property, Plant & Equipment, net
December 30, 2000	$14,073	$2,079	—	—	$16,152
March 31, 2000	$12,837	$2,522	—	—	$15,359

(1)
Contract revenue received during fiscal 2000.

Significant Customers

    During the third quarter ended December 30, 2000 no individual customer sales totals represented 10% or more or total revenues.

Note 7—New Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The Company is in the process of reviewing requirements of SAB 101, as amended, and is required to comply no later than the fourth quarter of fiscal year 2001. The Company is evaluating the potential effects of SAB 101 on its consolidated financial statements.

    During October 2000, the "Emerging Issues Task Force" ("EITF") issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 addresses the income statement classification of the amounts billed to customer's, and costs incurred for shipping and handling. The Company currently classifies shipping and handling costs as costs of goods sold. Amounts billed to customers for shipping and handling are currently reflected as a reduction to cost of goods sold. The amounts billed to customers will be reclassified to revenue in order to conform with EITF No. 00-10. The Company is in the process of determining the reclassifications necessary for reporting purposes. Compliance is required no later than the fourth quarter of fiscal 2001.

Minntech Corporation

Quarterly Report on Form 10-Q

Part I  Financial Information

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Revenue in the third quarter of fiscal 2001 increased 3.6 percent to $19.4 million, compared to $18.7 million in the same period on year ago. Dialysis product sales increased 5.1 percent to $14.5 million in the third quarter of fiscal 2001 due primarily to increases in sales of concentrate, dialysis reprocessing equipment and services. Cardiosurgery sales declined by 10.9 percent to $2.5 million in the third quarter of fiscal 2001. The lower cardiosurgery sales in the quarter are primarily attributable to a decrease in hemoconcentrator sales. Developing businesses sales increased 12.5 percent to $2.4 million in the third quarter of fiscal 2001 due to growth in filtration and separation products.

    Revenues for the thirty-nine week period ending December 30, 2000 decreased by 3.4 percent to $54.5 million. Dialysis product sales fiscal 2001 year-to-date are essentially unchanged from the same period one year ago. Sales of cardiosurgery products decreased 23.6 percent to $7.8 million in the thirty-nine week period ending December 30, 2000. In the first half of the prior year the Company was a direct marketer of its oxygenator and hemoconcentrator product lines. In the third quarter of fiscal 2000 the Company sold its oxygenator and cardioplegia product lines to LifeStream International, Inc. and entered into an exclusive distribution agreement with LifeStream for its hemoconcentrator product line. The Company realizes lower average selling prices under the OEM distribution structure, but also operates with lower sales and marketing expenses. The decrease in cardiosurgery sales in the first three quarters of fiscal 2001 is attributable to lower hemoconcentrator average selling prices under the OEM distribution structure combined with a decline in unit volume. Developing businesses sales year-to-date are up 9.4 percent to $6.0 million as compared to the same period last year, due to growth in the Company's filtration and separation and endoscope reprocessing product lines.

    Foreign exchange rate movements unfavorably impacted revenues by $.5 million, or 2.7 percent, in the third quarter of fiscal 2001 and $1.1 million, or 2.0 percent, in the first three quarters of this year.

    Product sales by group are summarized in the following table:

	Quarter ended		Three quarters ended
	December 30, 2000	December 31, 1999	December 30, 2000	December 31, 1999
	(in thousands of dollars)
Dialysis products	$14,510	$13,804	$40,744	$40,741
Cardiosurgery products	2,478	2,779	7,783	10,188
Other Developing Business products	2,411	2,143	5,953	5,445

Total Company	$19,399	$18,726	$54,480	$56,374

    Following is a summary of earnings/(losses) from operations before income taxes by business segment:

	Quarter ended		Three quarters ended
	December 30, 2000	December 31, 1999	December 30, 2000	December 31, 1999
	(in thousands of dollars)
Dialysis products	$3,482	$3,950	$9,256	$11,471
Cardiosurgery products	439	717	1,055	2,004
Other Developing Businesses	703	255	438	115
Corporate & Unallocated	(2,758)	(2,594)	(7,604)	(8,209)

Total Company	$1,866	$2,328	$3,145	$5,381

    Gross margin as a percentage of product sales declined to 38.7 percent from 42.5 percent in the same quarter in the prior year. Year-to-date fiscal 2001 gross margins on product sales were 36.7 percent compared to 42.9 percent in the same period last year. The lower gross margins for the quarter and year-to-date periods are primarily the result of increased distribution costs, combined with higher overhead costs resulting from lower sales volumes, and lower average selling prices in the hemoconcentrator product line. The hemoconcentrator average selling price decline is attributable to selling the product through a strategic OEM partnership as compared to the first half of the prior year when the Company sold the product direct.

    Research and development expenses in the third quarter of fiscal 2001 were $.9 million or 4.7 percent of revenues compared to $.9 million or 4.9 percent of revenues in the prior year. For the three quarters ended December 30, 2000, research and development expenses totaled $2.7 million or 4.9 percent of revenues compared to $3.3 million or 5.8 percent of revenues in the same period one year ago. The decrease in research and development spending is attributable to transitioning major development projects to later stages of completion in 2001 as compared to 2000. The Company expects that research and development spending in fiscal 2001 will range between 4.7 and 5.2 percent of revenues.

    Selling, general and administrative expenses for the third quarter of fiscal 2001 were $4.7 million or 24.0 percent of revenues compared to $4.6 million or 24.5 percent of revenues in the same period one year ago. For the three quarters ended December 30, 2000, selling, general, and administrative expenses totaled $14.0 million or 25.7 percent of revenues compared to $15.1 million or 26.8 percent of revenues for the same period last year. Selling, general, and administrative expenses in terms of absolute dollars are flat for the quarter as a result of a decrease in general and administrative expenses offset by increased dialysis sales and marketing spending. Selling, general, and administrative expenses year-to-date decreased both in terms of absolute dollars and as a percent of revenues due to lower general and administrative spending and cardiosurgery sales and marketing costs, partially offset by an increase in dialysis sales and marketing combined with severance costs incurred in the first quarter of this year.

    Other income of $.26 million in the third quarter reflects $.25 million for interest income combined with non-recurring other income items of $.29 million, partially offset by $.28 million in foreign exchange related losses. Other income for the three quarters ended December 30, 2000 of $.85 million reflects $.5 million of interest income, $.4 million of non-recurring other income items, and $.25 million for foreign exchange related losses.

    The Company's effective tax rate for both the third quarter and year-to-date period ended December 30, 2000 was 32.0 percent compared to an effective rate of 34.0 percent for the corresponding periods one year ago. The Company expects the effective tax rate to range between 32.0 and 33.0 percent for fiscal 2001.

    The Company reported net earnings of $1.4 million for the third quarter ended December 30, 2000 or 7.5 percent of revenue compared to net earnings of $1.7 million, or 9.0 percent of revenue in the third quarter one year ago. For the three quarters ended December 30, 2000 net earnings were $2.7 million, or 5.0 percent of revenue, compared to $4.1 million, or 7.3 percent of revenue for the corresponding period last year. For the quarter and year-to-date periods ended December 30, 2000, net earnings were unfavorably impacted by lower product sales, higher distribution expenses, and higher overhead costs on lower sales volumes.

Liquidity and Capital Resources

    Operating activities provided $3.0 million of cash and cash equivalents in the third quarter and $7.8 million in the year-to-date period ended December 30, 2000. Fiscal 2001 year-to-date cash flows from operations were favorably impacted by reductions in inventory and prepaid expenses. The Company invested $3.5 million in capital equipment and patents in thirty-nine week period ended December 30, 2000. At December 30, 2000 the Company had $15.9 million of cash and cash equivalents.

    Working capital at December 30, 2000 was $35.8 million as compared to $32.7 million as of March 31, 2000. The current ratio as of December 30, 2000 was 5.4, compared to 4.9 at March 31, 2000.

    The Company initiated a stock repurchase program in August 1998 and has spent $3.9 million to repurchase a total of 388,100 shares to date under the program. During the first quarter of fiscal 2001 the Company expended $.2 million to repurchase 24,100 shares. There were no share repurchases in the second or third quarters of fiscal 2001.

    In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. In fiscal 1999 and 2000 the Company made $1.7 million in premium payments. The company cancelled the coverage in the second quarter of fiscal 2001 and subsequently recovered $1.3 million of premiums and interest in the second quarter of fiscal 2001.

    In October 1999, the company finalized the sale of two cardiosurgery product lines to LifeStream International for $7.2 million in cash. Minntech received $2.24 million in cash at closing and $1.65 million in subsequent payments in the current fiscal year. The remaining amount to be collected is 3.31 million, including current inventory related to these product lines.

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

Minntech Corporation

Quarterly Report on Form 10-Q

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 6.  Exhibits and reports on Form 8K

    a) Exhibits

Exhibit No.	Exhibit	Page
3(a)	Restated Articles of Incorporation, as amended(1)
3(b)	Restated By-Laws(2)
3(c)	Amendment to By-Laws(3)
4(a)	Form of Specimen Common Stock Certificate(4)
4(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Norwest Bank Minnesota, National Association(5)
10(a)	1989 Stock Plan, as amended(6)
10(b)	Amendment to 1989 Stock Plan effective February 25, 1998(7)
10(c)	Amendment to 1989 Stock Plan effective September 30, 1998(8)
10(d)	Employment Agreement with Barbara A. Wrigley dated September 1, 1996(9)
10(e)	1990 Employee Stock Purchase Plan, as amended and restated	Electronic
10(f)	Employment Agreement with R. James Danehy dated November 29, 2000	Electronic
10(g)	Management Agreement with R. James Danehy dated November 29, 2000	Electronic
10(h)	Non-Qualified Stock Option Agreement with R. James Danehy dated November 29, 2000	Electronic
10(i)	Emeritus Director Consulting Plan(13)
10(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)
10(k)	1998 Stock Option Plan, as amended(15)*
10(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated April 1, 2000*
10(m)	Separation and Consulting Agreement with Thomas J. McGoldrick dated July 17, 2000*
10(n)	Amendment to Separation and Consulting Agreement with Thomas J. McGoldrick dated August 1, 2000*
10(o)	Separation and Consulting Agreement with Daniel H. Schyma dated July 31, 2000*
10(p)	Restated Supplemental Executive Retirement Plan effective April 1, 2000(18)*
10(q)	Employment Agreement with Robert W. Johnson dated September 1, 1996, as amended April 1, 1997(11)*
10(r)	Employment Agreement with Paul E. Helms dated September 1, 1996, as amended April 1, 1997(12)*
10(s)	Employment Agreement with Jules L. Fisher dated December 11, 1996, as amended April 1, 1997(19)*
10(t)	First Amendment to Supplemental Executive Retirement Plan effective September 27, 2000(20)
10(u)	Employment Agreement with Michael P. Petersen dated May 26, 2000(21)
21	Subsidiaries of the Registrant(16)
(b)	Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the third quarter of fiscal 2001.

*
Management contract, compensatory plan or arrangement

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

(7)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278

(8)
Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.

(9)
Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, File No. 0-11278.

(11)
Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, File No. 0-11278.

(12)
Incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, File No. 0-11278.

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

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(18)
Incorporated by reference to Exhibit 10(p) to the Company's Quarterly Report on Form 10Q for the quarter ended July 1, 2000, File No. 0-11278.

(19)
Incorporated by reference to Exhibit 10(s) to the Company's Quarterly Report on Form 10Q for the quarter ended July 1, 2000, File No. 0-11278.

(20)
Incorporated by reference to Exhibit 10(t) to the Company's Quarterly Report on Form 10Q for the quarter ended July 1, 2000, File No. 0-11278.

(21)
Incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10Q for the quarter ended July 1, 2000, File No. 0-11278.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minntech Corporation
Date: February 13, 2001
/s/ JULES L. FISHER Jules L. Fisher Chief Financial Officer (Duly authorized officer) (Principal financial officer)

QuickLinks

Minntech Corporation Quarterly Report on Form 10-Q September 30, 2000
Index
  Part I—Financial Information
  Item 1. Financial Statements
Minntech Corporation Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share amounts)
Minntech Corporation Condensed Consolidated Balance Sheets (Amounts in thousands, except share and per share amounts)
Minntech Corporation Condensed Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)
Minntech Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
Minntech Corporation Quarterly Report on Form 10-Q
  Part I Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Minntech Corporation Quarterly Report on Form 10-Q
  Part II Other Information
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and reports on Form 8K
Signatures