Form 10-K405
period 2001-03-31
MINNTECH CORP
filed 2001-06-29
CIK 724969

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2001 or
/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-11278

MINNTECH CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1229121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14605 - 28th Avenue North
Minneapolis, Minnesota 55447
(Address of principal executive offices)
Registrant's telephone number, including area code: (763) 553-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.05 per share
Preferred Share Purchase Rights, par value $.05 per share.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of April 30, 2001, 6,679,287 shares of common stock, par value $.05 per share, were outstanding, and the aggregate market value of the shares of common stock (based upon the closing transaction price on such date as reported on The Nasdaq National MarketSM) held by non-affiliates of the registrant was approximately $56,460,013.

FORWARD-LOOKING STATEMENTS

    The information presented in this Annual Report on Form 10-K under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Although the Company believes these statements are reasonable, readers of this Form 10-K should be aware that actual results could differ materially from those projected by such forward-looking statements as a result of a number of factors, many of which are outside of the Company's control, including those set forth under "Risk Factors" in Item 7 below, beginning on page 20 of this Form 10-K. Readers of this Form 10-K should consider carefully the factors listed under "Risk Factors" in Item 7 as well as the other information and data contained in this Form 10-K. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth under "Risk Factors" in Item 7. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, are intended to identify such forward-looking statements.

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

    On May 30, 2001, the Company entered into an Agreement and Plan of Merger with Cantel Medical Corporation ("Cantel") and a newly formed, wholly owned subsidiary of Cantel. Under the merger agreement, the Company will become a wholly owned subsidiary of Cantel and the Company's shareholders will be entitled to receive $6.25 in cash and approximately $4.25 worth of Cantel stock for each share of the Company that they hold, subject to possible adjustment. The merger is subject to standard closing conditions, including the approval of the shareholders of the Company and Cantel. Those looking for more information regarding the merger should review the filings that the Company and Cantel make with the Securities and Exchange Commission. See also "Risk Factors—Risks Relating to Merger" in Item 7 below.

Industry Segments

    Through March 31, 2001, the Company has been primarily engaged in the manufacture and marketing of medical devices and supplies. The Company also markets filtration devices and disinfectants for filtration and separation applications. See "Notes to Consolidated Financial Statements, Note 4—Segment Data and Significant Customers," pages 44-46 of this Form 10-K, for financial information by segment.

Products

    The Company has three interrelated product segments:

  •
  Dialysis Products

  •
  Cardiosurgery Products

  •
  Other Developing Businesses (including filtration and separation and endoscope reprocessing products)

DIALYSIS PRODUCTS

    The Company manufactures supplies, concentrates, and electronic equipment for hemodialysis treatment of patients with chronic kidney failure or end-stage renal disease (ESRD). These dialysis products accounted for approximately 75.0 percent of the Company's product sales in fiscal 2001, 72.6 percent of product sales in fiscal 2000, and 69.5 percent of product sales in fiscal 1999.

  Concentrates

    The Company's main dialysis supply product is a line of acid and bicarbonate concentrates used by kidney centers to prepare dialysate, a chemical solution used to draw waste products out of the blood during hemodialysis treatments. According to the United States Renal Data Service, over 208,000 Americans suffering from ESRD were receiving life-sustaining hemodialysis treatments at dialysis centers as of December 31, 1998. These treatments are typically administered three times a week and require approximately three gallons of dialysis concentrate each. The Company believes it provides the industry's most complete line of these concentrates in both liquid and powder form for use in virtually all types of kidney dialysis machines.

    In April 2000 the Company introduced the Renapak 2™, an innovative concentrate manufacturing system that produces on-demand hemodialysis concentrates in less than 30 minutes without the substantial freight costs and storage space required for pre-mixed concentrates. Minntech manufactures and markets the powdered concentrate for this product, which features a convenient labeling system that allows users to "peel-and-stick" package labels directly into their concentrate manufacturing documentation.

  Dialyzer Reprocessing

    The Company's dialyzer reprocessing products include the Renatron® II Automated Dialyzer Reprocessing System, the Renalog® III Data Management System, the RenaClear™ Dialyzer Cleaning System; and Renalin® Cold Sterilant and Renalin® 100, peracetic acid solutions that replace formaldehyde, glutaraldehyde, and bleach in dialyzer reprocessing. Actril® Cold Sterilant, primarily a dialysis machine disinfectant, is also part of the dialyzer reprocessing product line.

    Renalin® 100, a specially-packaged formulation of the Company's cold sterilant product, was introduced in January 2001. When used with a Renatron® II converted for use with the Renatron® 100 Series Conversion Kit, Renalin® 100 requires no premixing, which reduces staff exposure to vapors and automates the dilution process. In addition, Renalin® 100 packaging reduces required storage space by 66% from traditional Renalin®.

    In response to government-mandated cost containment measures, in the late 1970s many United States dialysis centers began cleaning, disinfecting, and reusing dialyzers (artificial kidneys) instead of discarding them after a single use (a procedure now known as "dialyzer reuse"). Data released by the Centers for Disease Control (CDC) indicate that, as of 1999, 80 percent of all dialysis centers in the United States reuse dialyzers. Between 1983 and 1999, the percentage of these facilities using a peracetic-acid based product such as Renalin® for dialyzer reprocessing grew from 5 to 58 percent. The other dialysis centers used primarily formaldehyde or glutaraldehyde disinfectants to reprocess dialyzers. The CDC also reported that in 1997, 62 percent of centers practicing reuse used an automated system to reprocess their dialyzers. Based upon the data collected from the CDC, the Company estimates dialyzer reprocessing eliminated 11,000 metric tons of biohazardous waste in the United States in 1999.

    Dialyzer reuse is widely practiced throughout most of Eastern Europe and the Asia/Pacific region, and sales of reprocessing products have grown significantly in these markets. In order to further improve support of its Asia/Pacific distributors, Minntech recently opened an Asia/Pacific representative office in Singapore.

    Reuse growth in Western Europe has been stagnant, pending changes to the reimbursement system in several key markets. Minntech recently started its first Dialyzer Reprocessing Service in Europe and is positioning itself to take maximum advantage of the expected future growth in reuse.

    The Renatron® reprocessing system, first introduced in 1982, provides an automated method of rinsing, cleaning, sterilizing, and testing dialyzers for multiple use. The Renatron® II, the most current version of the product introduced in 1990, includes a bar code reader, computer, and a Renalog® III software system that provides dialysis centers with automated record keeping and data analysis capabilities. The Company believes its Renatron® system is faster, easier to use, and more efficient than competitive automated systems. The Company also believes that the Renatron® system is one of the top selling automated dialyzer reprocessing systems in the world. As of March 31, 2001, the Company had an installed customer base of approximately 4,600 Renatron® stations.

    The Company estimates that Renalin® Cold Sterilant is currently used in over 20 million treatments per year in the U.S. The product's proprietary peracetic acid-based formula effectively cleans, disinfects, and sterilizes dialyzers without the hazardous fumes and disposal problems related to older glutaraldehyde and formaldehyde reprocessing solutions. The Company believes Renalin® is the leading dialyzer reprocessing solution in the United States.

    In May 1999 the Company introduced the RenaClear™ Dialyzer Cleaning System, the first dedicated automated dialyzer cleaning system. The system removes blood and organic debris from difficult-to-clean dialyzers before reprocessing, a process known as "precleaning." Precleaning is common in dialysis units because the practice can help extend the useful clinical life of a dialyzer. When dialyzers are precleaned by hand, many dialysis facilities remove the dialyzer header caps (the end caps of a dialyzer) to more effectively rinse out heavy blood debris. However, opening the dialyzer in this fashion can increase the risk of contamination of the dialyzer components and damage to the membrane. The RenaClear™ system features a high-powered fluid injector that cleans dialyzer headers (the two internal ends of a dialyzer) without requiring removal of the header caps. The RenaClear™ Dialyzer Cleaning System is designed for use with peracetic acid-based RenaClear™ Disinfectant.

  Dialyzer Reprocessing Services

    The Company opened its first Minntech Dialyzer Reprocessing Center in Orlando, Florida in November 1999. In October 2000 a second facility opened in Atlanta, Georgia and a third center was launched in Boston, Massachusetts the following month. Dialyzer reprocessing has traditionally required hemodialysis providers to make a significant investment in dedicated staff, facilities, and capital equipment. By outsourcing this service to Minntech, providers are able to focus resources on improved patient care.

    Minntech reprocessing centers handle all aspects of dialyzer reprocessing, including compliance with regulatory requirements and record keeping. Dialyzers are picked up at dialysis centers by Minntech personnel and brought to the reprocessing center, where they are cleaned, tested, inspected, sterilized, and returned to their facility within a 24-hour period. Minntech reprocessing centers are equipped with Minntech's Renatron® II Automated Dialyzer Reprocessing System, RenaClear™ Dialyzer Cleaning System, and Renalin® Cold Sterilant.

  Electronics

    The Company's major dialysis electronic products are the Sonalarm® Foam Detector, a device that detects air emboli, or bubbles in blood during hemodialysis; and the Minipump™ Hemodialysis Blood Pump, which circulates blood during hemodialysis. The Sonalarm® and the Minipump™ are sold to end-users and (in component form) to other manufacturers of blood processing equipment.

CARDIOSURGERY PRODUCTS

    The Company manufactures several hollow fiber devices and ancillary products for use in cardiosurgery. The Company's cardiosurgery products accounted for approximately 14.1 percent of total product sales in fiscal 2001, 17.4 percent of product sales in fiscal 2000, and 21.8 percent of product sales in fiscal 1999.

    In October 1999 the Company sold off all assets and rights related to its Biocor™ oxygenator and EnGUARD™ PHX cardioplegia system components to LifeStream International, LLC (LifeStream), a leading global cardiopulmonary products company. The products, which are used during open-heart surgery, were acquired by LifeStream in exchange for $7.2 million in cash and warrants. The Company also entered into an exclusive distribution agreement with LifeStream for the Hemocor HPH® hemoconcentrator product line that ended in February 2001. LifeStream continues to sell the Hemocor HPH® on a non-exclusive basis.

    Under the terms of the asset purchase agreement, the Company received $2.5 million in cash on October 6, 1999, with the balance of $4.7 million to be received over a two-year period. The Company also received a warrant to purchase up to 5 percent of LifeStream's outstanding equity securities within a term of one year. The Company did not exercise the rights under the warrant and it has subsequently expired. The Company continues to manufacture ancillary cardiosurgery products and molded plastic components of the Biocor™ oxygenator and EnGUARD™ PHX cardioplegia system for LifeStream under a two-year agreement that will end in March 31, 2002.

  Oxygenator and Cardioplegia System Components

    The Company manufactured membrane oxygenators based on its proprietary hollow fiber technology from 1987 through 1999, and continues to manufacture components of the Biocor™ oxygenator for LifeStream. An oxygenator is used by a perfusionist (a health care professional who operates heart-lung bypass equipment) to replace the function of the lungs during open-heart surgery. The patient's blood is circulated through the device, which removes the carbon dioxide in the blood and exchanges it for oxygen. The Company estimates that there are approximately 850,000 open-heart procedures performed annually worldwide.

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

    In fiscal 1999 the Company received 510(k) market clearance from the U.S. Food and Drug Administration (FDA) for two new hemoconcentrators—the Hemocor HPH® 700, an adult hemoconcentrator (December 1998), and the Hemocor HPH® Mini, a hemoconcentrator designed specifically for pediatric and neonatal patients (May 1998). With the addition of these two new hemoconcentrators, the Company now offers a total of five hemoconcentrator devices to meet the clinical volume requirements of neonatal through large adult patients. Since 1985 the Company has manufactured and marketed a line of hemoconcentrators. The Hemocor HPH® hemoconcentrator line, the Company's current third-generation product, succeeded the Hemocor Plus® second-generation hemoconcentrator line in February 1994.

    The entire line of Hemocor HPH® high performance hemoconcentrator products contains the Company's proprietary polysulfone fiber. The Hemocor HPH® line also features a unique "no-rinse" design that allows it to be quickly and efficiently inserted into the bypass circuit at any time during an open-heart procedure.

    The Company's market-leading Hemocor HPH® hemoconcentrator line was not sold in the LifeStream acquisition. The product is primarily distributed through LifeStream under a non-exclusive worldwide distribution agreement initiated in fiscal 2000 and through others.

    The Company estimates that hemoconcentration is currently used in up to 30 percent of the estimated 440,000 open-heart procedures performed annually in the United States, and to a lesser extent internationally. Such procedures require up to 132,000 hemoconcentrator devices each year worldwide. The Company believes it currently leads the United States hemoconcentrator market. In fiscal 2001, the Company completed clinical studies on the removal of inflammatory mediators using a hemoconcentrator and added language to the Hemocor HPH® labeling that indicates that the product removes specific mediators.

  Hemofilters

    In October 1997, the Company entered into a marketing and distribution agreement with Baxter Healthcare Corporation to sell the Company's entire line of Renaflo™ II and Minifilter Plus™ hemofilter products in all world markets. This contract has been extended through June 30, 2001 pending completion negotiations or a definitive agreement. The Company expects the definitive agreement will be executed during the second quarter of fiscal 2002.

    The Company entered into an Interim Supply and Distribution Agreement with Edwards Lifesciences (Edwards) on January 1, 2001, for the worldwide distribution of the Company's hemofilter line of products pending the completion of negotiations of a definitive agreement with Edwards. The Company expects the definitive agreement will be executed during the second quarter of fiscal 2002.

    The Renaflo® hemofilter, introduced in 1985, is a device that performs hemofiltration—a slow, continuous blood filtration therapy used to control fluid overload and acute renal failure in unstable, critically ill patients that cannot tolerate the rapid filtration rates of conventional hemodialysis. The hemofilter removes plasma water, waste products, and toxins from the circulating blood of patients while conserving the cellular and protein content of the patient's blood. The Company's hemofilter line features no-rinse, polysulfone fiber that requires minimal set up time for healthcare professionals. The hemofilter is available in five different sizes to meet the clinical needs of neonatal through adult patients.

OTHER DEVELOPING BUSINESSES

    The Company's other developing businesses include the Company's filtration and separation product line and endoscope reprocessing product line. Developing business products accounted for 10.9 percent of the Company's product sales in fiscal 2001, 10 percent of product sales in fiscal 2000, and 8.7 percent of product sales in fiscal 1999.

FILTRATION AND SEPARATION PRODUCTS

    The Company's filtration and separation division, Minntech Fibercor, manufactures hollow fiber filters and disinfectants for high-purity fluid and gas filtration systems in the pharmaceutical, electronics (microelectronic and semiconductor), medical, and biotechnology industries. The Company's filtration and separation products are currently sold primarily in the United States. However, the Company began the establishment of a European distribution network in fiscal 1998 in order to capture a larger share of the estimated $3.5 billion worldwide healthcare and technology filtration market. The Company intends to grow this portion of the business through internal product development and selected acquisitions.

    Filtration and separation product sales accounted for approximately 8.2 percent of the Company's total product sales in fiscal 2001, 7.5 percent in fiscal 2000, and 5.5 percent in fiscal 1999.

  Filter Products

    In May 2000 the Company introduced the FiberFlo® Membrane Degassing System, a high-performance hollow fiber module and customized housing for the addition or removal of gases from liquid streams. The FiberFlo® Membrane Degassing System was developed for use in pharmaceutical manufacturing, laboratory, medical, and bioprocessing applications. The polypropylene hollow fiber cartridge degas module features easy operation and maintenance, minimizes energy consumption, and can be used for CO2 and O2 removal, humidification, pH adjustment, oxygenation, and sparging of gases to solutions.

    The Company received 510(k) clearance from the FDA in March 1999 to market FiberFlo® Hollow Fiber Capsule Filters for medical applications. The FiberFlo® Hollow Fiber Capsule Filter line, which made its market debut in April 1998, is based on the same high performance hollow fiber technology used in the Company's polysulfone FiberFlo® HF Cartridge Filter product line. Capsule filters are used in the cell and tissue engineering industry, bioprocessing, pharmaceutical manufacturing, food and beverage processing, cosmetic manufacturing, and electronics industries to filter spores, bacteria, and pyrogens from aqueous solutions and gases. FiberFlo® Capsule Filters are engineered for point-of-use applications that require very fine filtration. Their hollow fiber design provides a surface area that is up to six times larger than traditional pleated capsule filters on the market. The large surface area provides greater capacity and longer filter life for the customer. FiberFlo® Capsule Filters and Cartridge Filters are available in a variety of styles, sizes, and configurations to meet a comprehensive range of customer needs and applications.

    FiberFlo® Cartridge Filters are used in high-purity industrial water systems to filter spores, bacteria, and pyrogens from fluids. They are also used in medical device reprocessing to help health care facilities meet reprocessing water quality guidelines outlined by the American Association of Medical Instrumentation (AAMI). The cartridge filters feature large surface area and fine filtration advantages that are similar to the Company's capsule filter line.

  Disinfectants

    The Company's Minncare® Cold Sterilant is a liquid sterilant product that is used to sanitize high-purity water treatment systems. Minncare® is based on the Company's proprietary peracetic-acid sterilant technology, and is engineered to clean and disinfect reverse osmosis (RO) membranes and associated water distribution systems. The Company has private label agreements for both Minncare® and Actril® sterilants with several other companies in the infection control industry.

  Other

    The Company offers a line of ancillary filtration products, including cleaning solutions, disinfectant test strips, and filtration housings and accessories.

ENDOSCOPE REPROCESSING

    In April 2000 the Company submitted to the FDA a pre-market notification under Section 510(k) of the Federal Food Drug and Cosmetic Act (FDCA) for two next-generation endoscope reprocessing products—an automated endoscope reprocessor and companion sterilant. The Company has received comments from FDA and is in the process of collecting additional data to support an amended 510(k) submission. The 510(k) submission made pursuant to a multi-year joint development agreement with Advanced Sterilization Products (ASP), a division of Ethicon (a Johnson & Johnson Company). The joint development agreement, executed in April 1998, was the Company's second strategic agreement with ASP and included contract revenues of $1.5 million. In February 1998 the Company also entered into a distribution and marketing agreement with ASP to sell the Company's existing automated endoscope reprocessor (the AER™ Plus) and endoscope reprocessing sterilant/disinfectant product (formerly Peract® 20). See "Research and Product Development" below for more information.

    The Company's endoscope reprocessing product line was originally purchased from Bard International Products, a division of C.R. Bard Inc., in September 1994. Through February 1998 the products were sold under the Company's trade name Unitrol™.

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

    Endoscope reprocessing product sales accounted for approximately 2.7 percent of the Company's total product sales in fiscal 2001, 2.0 percent in fiscal 2000, and 3.0 percent in fiscal 1999.

Markets And Distribution

    The Company sells its medical products in the United States primarily to hospitals, clinics, and kidney treatment centers. The Company markets these products in the United States through a direct sales force and through distributors. At March 31, 2001, the Company employed a total of 12 dialysis sales representatives in the United States, and three water filtration sales representatives. In addition, a customer service staff and a technical services department support field activity. The Company operates its own trucks to minimize shipping costs and to expedite delivery of certain dialysis products from its Plymouth, Minnesota facilities. In fiscal 2000 the Company opened distribution centers in Columbia, South Carolina and Jackson, Mississippi to serve the southeastern and the south-central United States. A third distribution center, established in fiscal 1999, is located in Camp Hill, Pennsylvania and serves customers in the northeast.

    Minntech B.V., the Company's headquarters for its European operations in The Netherlands, employed a total of 26 people in Europe at March 31, 2001. This wholly-owned subsidiary has been the base for the Company's European dialysis and cardiosurgery sales operations since 1995. In fiscal 1999 the Company began to establish a European sales distribution network for filtration and separation products. The Company's goal is to increase its revenues in Europe through expanded direct sales activities. In May 1998, the Company formed its Minntech International division to oversee operations of both Minntech B.V. and Minntech Japan.

    The Company's dialysis marketing programs are directed at nephrologists (doctors who specialize in treating kidney disease), nurses, hospital and clinic administrators, and others who influence purchasing decisions. Cardiosurgery marketing programs are directed at Original Equipment Manufacturers (OEM) customers, and filtration and separation marketing programs are directed at distributors and large OEM's.

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

Patents and Trademarks

    The Company holds rights under 94 patents worldwide (including 34 United States patents) covering its products or components thereof. At March 31, 2001, the Company also had a total of 62 pending patent applications in the United States and in foreign countries. The Company also holds rights under 254 trademark registrations worldwide and had 38 trademark applications pending as of March 31, 2001.

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

Working Capital and Backorder

    The Company's credit practices and related working capital needs are comparable to those of other companies in the medical device and supplies industry. The Company generally fills orders within five working days of receipt. The Company had approximately $.43 million of backorders as of March 31, 2001.

Significant Customers

    The Company's five largest customers accounted for approximately 33.2 percent of total sales in 2001, 29.3 percent in 2000, and 33.4 percent in 1999. The Company's largest customer accounted for 9.3 percent of total sales in 2001.

Renegotiation or Termination of Government Contracts

    No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Competition

  Dialysis

    The Company's dialysis and dialyzer reprocessing products are sold in a highly competitive market, and the Company competes with many other firms. The dialysis market is dominated by a few firms, including Baxter Healthcare, Gambro AB, and Fresenius Medical Care AG. These firms have substantially greater financial and personnel resources than the Company and most of them produce and sell a more comprehensive line of dialysis equipment and supplies. The Company also faces competition from other international companies and several smaller companies that carry a limited line of products.

    In fiscal 1999, two of the Company's competitors (Fresenius Medical Care AG and HDC Medical, Inc.) introduced peracetic acid-based dialyzer reprocessing germicides, expanding a market previously dominated by the Company's Renalin® Cold Sterilant product. However, Renalin® remains the only reprocessing chemical that has been validated for use with the Renatron® dialyzer reprocessing system and cleared for marketing as such under section 510(k) of the Federal Food, Drug and Cosmetic Act. Renalin® is also the only dialyzer reprocessing germicide that carries a sterilization claim in the United States market. The Company has informed its Renatron® customers that it is unable to guarantee the integrity, reliability, and chemical interaction of alternative germicides with the Renatron® system. The Company believes that this validation, coupled with the Company's extensive dialyzer reprocessing education, administration, and technical support services, are strong competitive advantages for their product. However, the competitive price pressures introduced by these new germicides has impacted the Company's current dialyzer reprocessing chemical market share.

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

  Cardiosurgery

    The Company does not engage in direct sales of its cardiosurgery products and product components. Substantially, all rights and assets related to the Company's oxygenator and cardioplegia system products were sold to LifeStream in October 1999. Minntech's hemofilter line is sold on an OEM basis to Baxter Healthcare International, and its Hemocor HPH® hemoconcentrator products are sold primarily through LifeStream under a non-exclusive, worldwide distribution agreement initiated in fiscal 2000; and through others (see "Cardiosurgery Products" above for more information).

  Developing Businesses—Filtration and Separation

    Major competitors in the industry include Pall Corporation, Millipore Corporation, Sartorius AG, Cuno, Inc., Whatman, Inc., U.S. Filter (Filterite), and Osmonics, Inc. (see " Filtration and Separation" above for more information). There are a number of different mediums currently used in the manufacture of microfilters that compete with the Company's polysulfone fibers (e.g., PTFE, cellulose, polypropylene, nylon, PVDF).

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

Research and Product Development

    The Company strives to design and develop technologically advanced products that are customer driven, cost effective and, in the case of its medical products, improve the quality of patient care. The Company emphasizes product development rather than basic research. The ability of the Company to compete effectively depends upon its ability to anticipate changing market needs and successfully develop products to meet those needs.

    In April 1998 the Company entered into an agreement with ASP for the development of a next-generation automatic endoscope reprocessing machine and chemical sterilant. This multi-year joint development and licensing agreement called for $1.5 million in licensing fees to be paid to the Company upon the completion of certain milestone events. ASP has paid $1.1 million to date under the joint development and licensing agreement. Minntech is currently in negotiations with ASP regarding the future distribution of the product.

    The Company's other current research and development efforts are directed toward core technology development in dialyzer reprocessing applications, hemodialysis concentrate technologies, blood filtration technologies, sterilant/disinfectant applications, and filtration and separation technologies.

    As of March 31, 2001, twenty of the Company's employees were engaged in research and development. In addition to its own research activities, the Company, from time to time, obtains experimental and clinical research from outside investigators, consultants, and institutions.

    Over the past three years the Company has expended a total of $12.6 million in research and development as follows: fiscal 2001—$3.7 million; fiscal 2000—$4.5 million; and fiscal 1999—$4.4 million. Such costs represented 4.8 percent, 6.0 percent, and 5.8 percent of revenues, respectively, in each period.

Government Regulation

    The medical products manufactured and marketed by the Company are subject to the Federal Food, Drug and Cosmetic Act and the Medical Device Amendments of 1976 (collectively, the FDCA). These laws give the FDA extensive regulatory authority over medical products developed, manufactured or marketed by the Company in the United States. The FDCA requires the Company to register with the FDA, provide updated device listings and submit a premarket notification to FDA when (i) a device is being introduced into the market for the first time; (ii) the manufacturer makes a significant change or modification to an already marketed device that could affect safety or effectiveness; or (iii) there is a major change or modification in the intended use of the device. The FDCA also requires that the Company submit a premarket approval application for devices that are life supporting or sustaining, or present a potential unreasonable risk of injury or illness. In addition, the FDCA subjects the Company to Quality System Regulations (QSR) under which the FDA conducts periodic inspections to verify compliance.

Further, the QSRs impose certain requirements regarding manufacturing procedures, distribution, advertising, labeling, and record keeping. The FDA also has the power to order suspension of manufacturing or marketing and to recall products that are not in compliance with law.

    Before introducing its products into the market, the Company must comply with the premarket approval and/or notification provisions of the FDCA. Data regarding the product's safety and effectiveness must be submitted to the FDA. In some instances, clinical studies may be necessary to obtain this data. In some cases, before commencing clinical trials, the Company must apply for an Investigational Device Exemption (IDE). Under an approved IDE, a device is exempt from certain FDA provisions including misbranding, registration, listing, premarket approval, records and reports and good manufacturing practices, thus enabling the applicant company to test a device clinically. Before an IDE is granted, sufficient nonclinical data must be submitted to demonstrate that the device is safe and effective. Significant time and expense may be associated with the collection of both clinical and nonclinical data, and there are no assurances that the necessary FDA premarket approvals or clearances will be granted.

    In January 1995, the Company received ISO 9001 certification for its Plymouth, Minnesota facilities, and in April 1999 Minntech B.V. received ISO 9002 certification for its facility in Herleen, The Netherlands. This certification allows the Company to self-certify its products for sale throughout the European community. In order to self-certify, the Company must maintain certain records and files, which are reviewed by a "notified body" organization on an annual basis. Many of the Company's products now display the CE mark.

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

Employees

    As of March 31, 2001, the Company employed 369 full-time and 7 part-time employees, including 253 persons in manufacturing operations. An additional 39 people were contracted as temporary labor. None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

Geographic Area Information

    The major foreign markets for the Company's products are Europe and the Pacific Rim. Sales outside the United States for the fiscal years ended March 31, 2001, 2000, and 1999 were approximately $11.4 million, $15.0 million, and $17.2 million, respectively. Sales outside the United States accounted for approximately 14.9 percent, 20 percent, and 23 percent of total sales, respectively, in each period.

Item 2. PROPERTIES

  United States

    The Company owns three facilities located on adjacent sites, comprising a total of 16.5 acres of land in Plymouth, a western suburb of Minneapolis, Minnesota. One facility is a 65,000 square-foot building, occupied by the Company since 1977, which is used for manufacturing and warehousing operations. The second facility is a 110,000 square-foot building, purchased in 1990, representing the Company's headquarters, including executive, administrative and sales staffs, and research operations. This building is also used for manufacturing and warehousing. The third facility is a 43,100 square-foot building adjacent to the Company's headquarters and was purchased in February 2001. This building is used primarily for manufacturing and warehouse operations, and houses some administrative staff. The Company also owns a 2.3 acre parcel of undeveloped land adjacent to the Company's headquarters.

    The Company leases additional facilities to support its businesses. The Company ended its lease of a 14,300 square-foot concentrate and sterilant warehouse facility in Plymouth, Minnesota to move to a larger 21,000 square-foot leased warehouse in Plymouth in October 2000.

    In fiscal 2001 the Company leased six additional out-of-state properties, including three facilities for Minntech's Dialyzer Reprocessing Centers. These Centers include a 1,060 square-foot office space in Edgewood, Florida; a 3,469 square-foot facility in Boston, Massachusetts; and a 3,216 square-foot space in Atlanta, Georgia. The Company is currently in the process of adding an additional 1,270 square feet to the Edgewood, Florida facility, and expects renovations to be completed in fiscal 2002.

    The Company vacated a 24,311 square-foot building located in Camp Hill, Pennsylvania in October 2000 and moved operations into a 31,000 square-foot facility in Middletown, Pennsylvania. The Pennsylvania facility is a warehouse and distribution hub for the Company's dialysis concentrate business. The other two leased properties are also used as warehouse and distribution hubs for the Company's dialysis business. They include a 30,000 square-foot building in Columbia, South Carolina, and a 30,132 square-foot building in Jackson, Mississippi.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on The Nasdaq National MarketSM under the symbol "MNTX." The prices below are the high and low transaction prices as reported in each quarter of the last two fiscal years.

	Years ended March 31
	2001		2000
Fiscal Quarter Prices
	High	Low	High	Low
First Quarter	$8.50	$6.50	$16.75	$11.00
Second Quarter	$8.50	$6.03	$14.63	$9.75
Third Quarter	$7.25	$6.00	$10.88	$9.00
Fourth Quarter	$8.69	$6.53	$10.38	$7.50

    As of June 18, 2001, the Company had more than 413 shareholders of record.

    The Company paid annual cash dividends of $0.10 per share on its common stock in September 2000 and September 1999. The Board of Directors will consider annually the payment of dividends. However, any future determination as to payment of cash dividends will depend upon the financial condition and results of operations of the Company and such other factors that are deemed relevant by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

	Years Ended March 31
	2001	2000	1999	1998	1997
	(in thousands of dollars except per share amounts)
Statement of Earnings Data
Net sales—product	$76,585	$77,112	$77,835	$71,362	$67,729
Contract revenues	—	60	1,040	—	—

Total revenues	76,585	77,172	78,875	71,362	67,729
Cost of product sales	49,315	45,222	44,351	41,799	40,315
Research and development expenses	3,664	4,493	4,440	2,862	3,424
Selling, general and administrative expenses(1)	20,698	19,140	20,249	19,154	17,404
Amortization of intangibles	316	589	848	752	856
Restructuring and other unusual items(2)	—	—	—	—	9,569

Earnings (loss) from operations	2,592	7,728	8,987	6,795	(3,839)
Other income (expense), net(3)	716	1,090	1,804	33	(499)

Earnings (loss) before income taxes	3,308	8,818	10,791	6,828	(4,338)
Provision (benefit) for income taxes	1,030	2,877	3,647	2,253	(700)
Minority interest	—	—	(16)	(110)	(266)

Net earnings (loss) before cumulative effect of change in accounting principle	2,278	5,941	7,160	4,685	(3,372)

Cum. effect of change in accounting principle(4)	(136)	—	—	—	—

Net earnings (loss)	$2,142	$5,941	$7,160	$4,685	$(3,372)

Diluted earnings (loss) per share	$0.32	$0.86	$1.05	$0.69	$(0.50)
Diluted weighted average common shares	6,682	6,912	6,850	6,833	6,722
Balance Sheet Data
Cash, cash equivalents and marketable securities	$15,344	$10,687	$9,171	$7,236	$3,622
Working capital	34,258	33,161	31,904	26,080	20,104
Property and equipment, net	17,410	15,359	15,021	14,191	15,647
Total assets	63,012	61,834	58,726	51,550	48,594
Stockholders' equity	53,421	52,308	48,518	41,833	37,435
Book value per common share	$8.00	$7.82	$7.16	$6.18	$5.61
General Data and Ratios
Earnings before interest, taxes, depreciation and amortization EBITDA(5)	$6,053	$11,168	$12,628	$10,433	$1,061
Dividends per share	$.10	$.10	$.10	$.10	$.10
Current ratio	4.9	4.9	4.4	4.1	3.0
Gross margin on net product sales	35.6%	41.4%	43.0%	41.4%	40.5%
Net earnings (loss) as a % of revenues	2.8%	7.7%	9.1%	6.6%	(5.0%)
Return on average stockholders' equity	4.1%	11.8%	15.8%	11.8%	(8.6%)

(1)
In fiscal 2001, selling, general and administrative expenses include an increase of approximately $1.9 million as compared to the prior year for employee severance costs and estimated state sales and use tax expenses, partially offset by a recovery of $234 in finite risk insurance premiums received after cancellation of the Company's policy.

(2)
Includes a fiscal 1997 restructuring charge related to the discontinuation of the Company's Primus® Dialyzer and Cathetron® catheter reprocessing system.

(3)
Includes for fiscal 2001 recovery of $155 in finite risk insurance premiums received after cancellation of the Company's policy. The Company recorded a $260 loss related to the resolution of certain business issues in connection with the sale of certain cardiosurgery assets to Life Stream in fiscal 2001. Includes for fiscal 2000 a gain of $176 from the sale of an unused parcel of land. Includes, for fiscal 1999 $1,481 related to the sale of two U.S. patents.

(4)
Effect of the change in certain revenue recognition policies, as of April 1, 2001, has been reported as a cumulative effect of an accounting change in 2001 as a $136, net of tax, reduction to earnings.

(5)
EBITDA is the sum of earnings before interest, taxes, cumulative effect, depreciation and amortization and is utilized as a performance measure within the medical device industry. EBITDA is not intended to be a performance measure that should be regarded as an alternative for other performance measures and should not be considered in isolation. EBITDA is not a measurement of financial performance under generally accepted accounting principles in the United States and does not reflect all income and expenses of doing business (e.g. interest income, interest expense, taxes, depreciation, amortization, exchange gain/(loss), other income/(expense)). Accordingly, EBITDA should not be considered as having greater significance than or as an alternative to net income or operating income as an indicator of operating performance or to cash flows as a measure of liquidity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

  Revenues

    Revenues in fiscal 2001 decreased $.6 million, or .8 percent from fiscal 2000 to $76.6 million from $77.2 million in the prior year. Fiscal 2001 product sales decreased by $.5 million or .7 percent due primarily to a decrease in sales of dialyzer reprocessing equipment, and hemoconcentrators, which are included in the cardiosurgery product group, combined with the unfavorable impact of foreign exchange rate movements on international product sales.

    Sales of dialysis products totaled $57.4 million in fiscal 2001, an increase of $.9 million or 1.6 percent from fiscal 2000. Dialysis concentrate product sales growth of 7.0 percent was partially offset by a 10.1 percent decline in dialyzer reprocessing equipment sales. Cardiosurgery product sales decreased $2.2 million or 17 percent from fiscal 2000, due primarily to a decline in hemoconcentrator sales, partially offset by increases in hemofilter and oxygenator product sales. Developing business sales increased $.8 million or 10.7 percent over the prior year. The increase is attributable to 8.5 percent growth in filtration and separation products combined with 17.6 percent growth in endoscope reprocessing. Foreign exchange rate movements had an unfavorable year-to-year impact on international product sales of $1.3 million in fiscal 2001.

    Revenues in fiscal 2000 decreased by $1.7 million, or 2.2 percent over fiscal 1999 revenues. Fiscal 2000 product sales decreased by $.7 million or .9 percent, due primarily to a decrease in sales of cardio and dialyzer reprocessing products combined with the unfavorable impact of foreign exchange rate movements on international product sales. Revenues for fiscal 2000 reflect contract revenues of $0.06 million for achieving milestone events in the Company's licensing and development agreement with ASP, which is down from $1.04 million in fiscal 1999.

    Sales of dialysis products totaled $56.5 million in fiscal 2000, an increase of $1.8 million or 3.3 percent from fiscal 1999. Dialysis concentrate product sales growth of 22.6 percent was partially offset by a 9.3 percent decline in dialyzer reprocessing sales. Sales of cardiosurgery products decreased $3.4 million or 20.6 percent from fiscal 1999, due primarily to the sale of the oxygenator product line to LifeStream. Developing business sales in fiscal 2000 increased $0.9 million or 12.8 percent over the prior year. This increase is attributable to 35.0 percent growth in filtration and separation products partially offset by a

26.8 percent decline in endoscope reprocessing products. Foreign exchange rate movements had an unfavorable impact on international product sales of $.72 million in fiscal 2000.

    In the fourth quarter of 2001, the Company adopted the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The Company's previous practice was to record freight invoiced to customers as a reduction in cost of sales. Under EITF No. 00-10, freight invoiced to customers is recorded as revenue. The impact of this change was to increase revenues, with a corresponding increase in cost of sales, by $3.1 million in fiscal 2001, $2.8 million in fiscal 2000, and $2.6 million in fiscal 1999, respectively.

    The following table is a summary of sales and percent of total sales by business segment over the last three fiscal years:

	Year ended March 31
	2001		2000		1999
	(in thousands of dollars)
Dialysis products	$57,397	75.0%	$56,513	73.3%	$54,718	70.3%
Cardiosurgery products	10,821	14.1	13,038	16.9	16,413	21.1
Developing business products	8,367	10.9	7,561	9.8	6,704	8.6

Total Company Sales	$76,585	100.0%	$77,112	100.0%	$77,835	100.0%

  Earnings/Loss from Operations by Business Segment

    Following is a summary of earnings/(loss) from operations before income taxes.

	Year ended March 31
	2001	% of Segment Revenues	2000	% of Segment Revenues	1999	% of Segment Revenues
	(in thousands of dollars)
Dialysis products	$11,863	20.7%	$15,590	27.6%	$17,062	31.2%
Cardiosurgery products	1,923	17.8	2,682	20.6	3,039	18.5
Other Developing business products	1,043	12.5	(291)	—	(153)	—
Corporate & Unallocated	(12,237)	—	(10,253)	—	(10,961)	—

Total Company	$2,592	3.4%	$7,728	10.0%	$8,987	11.6%

  Gross Margin, Operating Expenses, and Net Earnings

    Following is a summary of gross margins on net product sales, key operating expenses and net earnings as a percent of total revenues:

	Year ended March 31
	2001	2000	1999
Gross margin on net product sales	35.6%	41.4%	43.0%
Research and development	4.8	5.8	5.6
Selling, general, and administrative	27.0	24.8	25.7
Net earnings	2.8	7.7	9.1

    Gross margin as a percent of product sales in fiscal 2001 decreased to 35.6 percent from 41.4 percent in fiscal 2000. The lower gross margins in fiscal 2001 are primarily the result of increased distribution costs, (primarily in concentrate products) combined with higher overhead costs resulting from lower sales volumes, and lower average selling prices in the hemoconcentrator product line. The hemoconcentrator average selling price decline is attributable to selling the product through a strategic OEM partnership as compared to the first half of fiscal 2000 when the Company sold the product direct. In fiscal 2000 gross margin as a percentage of product sales was 41.4 percent compared to 43.0 percent in fiscal 1999. The decrease in fiscal 2000 gross margin is attributable to a shift in product sales mix, which is related to growth in the dialysis concentrate product line; generally this product line has lower gross margins.

    Research and development expenses in fiscal 2001 were $3.7 million, or 4.8 percent of revenues, compared to $4.5 million, or 5.8 percent of revenues, in fiscal 2000, and $4.4 million, or 5.6 percent of revenues, in fiscal 1999. In fiscal 2001 research and development spending decreased due to transitioning major development projects to later stages of completion as compared to fiscal 2000. Research and development spending in fiscal 2000 was primarily related to the development of a second generation endoscope reprocessing machine and sterilant combined with increased spending for dialyzer reprocessing programs. The Company intends to continue investing a substantial portion of its revenue in new product development and expects that total research and development expenses in fiscal 2002 will approximate 4.5 to 5.0 percent of revenues.

    Selling, general, and administrative expenses as a percentage of total revenues were 27.0 percent in fiscal 2001, compared to 24.8 percent in fiscal 2000, and 25.7 percent in fiscal 1999. Fiscal 2001 selling, general, and administrative expenses reflect increased sales and use tax expenses and legal and consulting expenses to assess strategic alternatives for the Company. Fiscal 2001 also includes $.4 million in severance costs related to management changes during the year partially offset by a recovery of $.2 million in finite risk insurance premiums associated with a policy cancellation. Excluding these items, selling, general, and administrative expenses were comparable to fiscal 2000. Selling, general, and administrative expenses declined as a percentage of revenues in fiscal 2000 due to reduced cardiosurgery sales and marketing efforts. Fiscal 2000 selling, general, and administrative expenses include $.2 million of severance costs.

  Other Income/(Expense)

    Fiscal 2001 other income reflects $.93 million of interest income partially offset by a non-recurring $.26 million loss related to the sale of certain cardiosurgery assets to LifeStream. Fiscal 2001 other income also includes a $.2 million gain related to a cancelled finite risk insurance policy.

    Fiscal 2000 other income reflects a $.18 million gain related to the sale of a 5.5 acre parcel of land. This parcel was not included in any future development plans. Fiscal 2000 other income also includes service and transition fees related to the sale of the oxygenator product line to LifeStream and $.4 million of interest income.

    Fiscal 1999 other income reflects a $1.48 million gain related to the sale of two U.S. patents. The technology covered in the patents sold was not utilized in any of the Company's current products or future development plans.

  Income Taxes

    The income tax expense for fiscal 2001 was approximately $1.0 million, which represents an effective tax rate of 31.1 percent, compared to income tax expense of approximately $2.9 million or an effective tax rate of 32.6 percent in fiscal 2000. In fiscal 1999, the Company recorded income tax expense of $3.6 million or an effective tax rate of 33.8 percent. The Company expects the effective tax rate for fiscal 2002 to range between 34.0 percent and 36.0 percent.

  Net Earnings

    The Company reported net earnings of $2.1 million, or $.32 per share (basic and diluted), compared to net earnings of $5.9 million, or $.87 and $.86 per share (basic and diluted, respectively) in fiscal 2000. Fiscal 2001 net earnings were unfavorably impacted by the decline in gross margins combined with additional selling, general and administrative expenses during the year. The Company's fiscal 2000 net earnings were unfavorably impacted by a decrease in contract revenue combined with a shift in product sales mix resulting in lower gross margins, and $.24 million for expenses related to a cancer therapy acquisition which was canceled in October 1999.

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

Liquidity and Capital Resources

    The Company continues to maintain a strong balance sheet, as evidenced by the following liquidity trends:

	March 31
	2001	2000	1999
	(in thousands of dollars)
Cash, cash equivalents and marketable securities	$15,344	$10,687	$9,171
Working capital	34,258	33,161	31,904
Stockholders' equity	53,421	52,308	48,518
Cash flow from operations	9,360	4,849	5,174
Cash dividends paid	668	691	679

    Cash and cash equivalents increased $4.7 million to $15.3 million as of March 31, 2001. The Company's current ratio at March 31, 2001 was 4.9 compared to 4.9 at March 31, 2000. Cash flows from operations in fiscal 2001 increased to $9.4 million from $4.8 million in the prior year. The increase in cash flow from operations is primarily attributable to a decrease in inventories and accounts receivable combined with an increase in accrued expenses.

    A total of $5.7 million was expended for plant improvements and equipment in fiscal 2001, compared to $4.1 million and $3.7 million in fiscal 2000 and 1999, respectively. The Company expended $2.3 million in fiscal 2001 to purchase and upgrade a third facility adjacent to the Company's headquarters in Plymouth, Minnesota. The Company plans to invest between $2.0 million and $4.0 million in capital equipment in fiscal 2002.

    The Company received $2.03 million of deferred purchase price and milestone payments in fiscal 2001 and $2.24 million in fiscal 2000 related to the sale of certain cardiosurgery product lines in fiscal 2000.

    During the past three years, proceeds from stock options exercised and common stock issued under the employee stock purchase plan provided a total of $2.9 million in equity capital as follows: fiscal 2001—$.1 million; fiscal 2000—$1.7 million; and fiscal 1999—$1.1 million. The Company initiated a stock repurchase program in August 1998. The Company spent $.2 million to repurchase 24,100 shares of common stock in fiscal 2001; $2.65 million to repurchase 262,800 shares of common stock in fiscal 2000; and $1.01 million to repurchase 101,200 shares of common stock in fiscal 1999. The Company has spent $3.85 million to repurchase a total of 388,100 shares to date under the program.

    In April 1998, the Company signed a finite risk insurance policy to cover potential future product liability and legal defense exposures. A total of $1.7 million in premium payments were made in fiscal 1999 and 2000. The Company cancelled the finite risk coverage in the second quarter of fiscal 2001 and recovered $1.3 million of premiums and interest. This recovery resulted in a gain of approximately $.2 million.

    The Company expects its cash balances, cash flow from operations, and line of credit to be adequate to meet its obligations and other anticipated operating cash needs, including planned capital expenditures, in its core business in fiscal 2002.

    On May 30, 2001, the Company entered into an Agreement and Plan of Merger with Cantel Medical Corporation and a newly formed, wholly owned subsidiary of Cantel. Under the merger agreement, the Company's ability to incur additional indebtedness without Cantel's consent is substantially limited. In addition, the merger agreement precludes the Company's issuance of debt or equity securities (except in connection with option exercises) without Cantel's consent.

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

    The Company switched all European business to the euro as the functional currency as of April 1, 2001. This conversion required minimal information system modifications. It is not anticipated at this time that the euro will have a material impact on our fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro were expensed as incurred and were not material to the Company's results of operations, financial condition, or liquidity.

Foreign Currency Transactions

    Substantially all of the Company's United States-based export sales are invoiced and paid in United States dollars. The transactions of the Company's Netherlands-based subsidiary are invoiced and paid in several currencies, including U.S. dollars, euros and euro-linked currencies such as Dutch guilders and German marks. The Company does not currently hedge its foreign currency transactions. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

Risk Factors

    Certain statements made in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

Risks Relating to the Company

    The Company operates in a highly regulated industry, which may delay the introduction of new products, cause withdrawal of products from the market, and have other adverse consequences.  In the United States, the Food and Drug Administration regulates the sale of medical supplies and devices as well as manufacturing procedures, labeling, and record keeping with respect to such products. The process of obtaining marketing clearances and approvals from the FDA for new products can be time consuming and expensive. There is no assurance that clearances or approvals will be granted or that FDA review will not involve delays that would adversely affect the Company's ability to commercialize its products. No assurance can be given that the Company will receive FDA approval for new products on a timely basis, or at all.

    Even if regulatory approvals for a product are obtained, these approvals may entail limitations on the indicated uses of the product. Product approvals by the FDA can also be withdrawn for failure to comply with regulatory requirements or unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

    The FDA, various state agencies, and foreign regulatory bodies inspect the Company from time to time to determine whether the Company is in compliance with various regulations relating to manufacturing practices, validation, testing, quality control, and product labeling. For example, the United States Environmental Protection Agency regulates the chemical sterilants used in the Company's water filtration product line. A determination that the Company is in violation of these regulations could lead to imposition of civil penalties, including fines, product recall orders or product seizures, and, in extreme cases, criminal sanctions.

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

    The Company's competitors may develop products that render the Company's products noncompetitive or obsolete.  The Company competes in markets that are highly competitive and are characterized by innovation and technological change. Its competitors often have capital resources, research and development staffs, facilities, experience in conducting clinical trials and obtaining regulatory approvals, and experience in manufacturing and marketing medical supplies and devices that are significantly greater than those of the Company. These competitors may develop technologies and products that are more effective than those being developed by the Company or that would render the Company's products obsolete or noncompetitive. In addition, the Company's competitors may achieve patent protection, regulatory approval, or product commercialization that would limit the Company's ability to compete with them.

    The Company's intellectual property rights may not provide the competitive advantage they are designed to.  The Company relies heavily on proprietary technology, which it protects primarily through licensing arrangements, patents, trade secrets, and proprietary know-how. There can be no assurance that any pending or future patent applications will be granted or that any current or future patents, regardless of whether the Company is an owner or a licensee of the patent, will not be challenged, rendered unenforceable, invalidated, or circumvented or that the rights will provide a competitive advantage to the Company. There can also be no assurance that the Company's trade secrets or non-disclosure agreements will provide meaningful protection of its proprietary information. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that the Company's technology will not infringe upon patents or other rights owned by others.

    The Company produces innovative products, which requires medical professionals to switch from established products.  The Company's principal products are based upon innovative medical concepts. The Company believes that market acceptance of these products depends, in part, on the Company's ability to convince the medical community of the safety, efficacy, convenience, and cost effectiveness of these products as compared to existing ones. There can be no assurance that medical professionals will readily adopt new products or approaches, particularly when competitors may provide a more complete product mix than that offered by the Company.

    Limitations on third-party reimbursement or other cost-cutting measures may adversely affect the Company's sales and revenues.  The Company's ability to sell its products depends in part on the extent to which reimbursement for the cost of these products and related treatments are available to patients under domestic and foreign governmental health programs, private health insurance, managed care organizations, workers' compensation insurers, and other similar programs. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators, and third-party health care payors to curb these costs. In addition, certain health care providers are moving towards a managed care system in which the providers contract to provide comprehensive health care for a fixed cost per person. Moreover, hospitals and other health care providers have become increasingly price competitive and, in some instances, have put pressure on medical suppliers to lower their prices.

    Product liability litigation can have a material adverse effect on suppliers of medical devices and supplies, such as the Company.  The medical supply and device industry has been historically litigious and the Company faces an inherent business risk of financial exposure to product liability claims if the use of its products results in personal injury. Because the Company's principal products are designed to be used in connection with medical procedures on the human body, manufacturing errors or design defects could result in an unsafe condition, injury, or death to the patient, and could result in a recall of the Company's products and substantial monetary damages. Although the Company currently maintains liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate.

    Industry consolidation may result in the Company's customers being acquired by its competitors.  A significant percentage of dialysis treatment centers nationwide are owned by competitors of the Company. More of these centers may be acquired by competitors in the future. Accordingly, the Company may face difficulty in selling its dialysis products to these centers.

    The Company depends on sales to its distributors, who are not bound to continue to do business with it.  Sales to distributors constitute a significant portion of the Company's business both in the United States and foreign markets. There can be no assurance that the Company will be able to maintain its relationship with distributors, or, if these relationships terminate, that new distributors will be found. The loss of a significant distributor could have a material adverse effect on the Company if a new distributor (or other suitable sales organization) could not be found on a timely basis.

    The Company has experienced temporary supply shortages, which may reoccur at any time.  High demand for polycarbonate products by various industries has at times caused temporary shortages of their supply. Any significant interruption in the supply of these products could have a material adverse effect on the Company.

    In its business, the Company uses substances regulated by environmental authorities, which could impose liability on the Company.  In the ordinary course of its manufacturing process, the Company uses various chemical solvents and other regulated substances. Although the Company is not aware of any claim involving violation of environmental or occupational health and safety laws or regulations, there can be no assurance that such a claim may not arise in the future, which could have a material adverse effect on the Company.

    The Company depends on a small group of customers for a significant portion of its business.  The Company's five largest customers in fiscal 2001 accounted for 33% of its total revenues. The loss of one or more of these customers could have a material adverse effect on the Company.

    The Company faces strong competition for skilled workers.  The Company's success depends in large part on its ability to attract and retain highly qualified scientific, technical, management, and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain the personnel necessary for the development and operation of its business.

    Because the Company conducts business internationally, it is subject to currency risks.  Approximately 15% of the Company's business is transacted in foreign markets. Long-term changes or short-term fluctuations in currency exchange rates could have a material adverse effect on the Company's results of operations.

    Because the Company operates in international markets, it is subject to political and economic risks that it does not face in the United States.  The Company and its subsidiaries operate in a global market. Global operations are subject to risks, including political and economic instability, general economic conditions, imposition of government controls, fluctuations of exchange rates, the need to comply with a wide variety of foreign and United States export laws, trade restrictions, and the greater difficulty of administering business overseas.

    The Company's anti-takeover provisions could delay or discourage a takeover attempt that may be in a shareholder's best interest.  The Company's Articles of Incorporation and Bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider to be in the shareholder's best interest. These provisions, among other things,

  •
  classify the Company's Board of Directors into three classes, each of which serves for different three-year periods;

  •
  allow shareholders to only remove an incumbent director for cause;

  •
  require a vote of the holders of more than two-thirds of the shares entitled to vote in order to amend the foregoing or to approve certain extraordinary transactions not approved by the Board;

  •
  establish certain advance-notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings; and

  •
  permit the Board of Directors, without further action of the shareholders, to issue and fix the terms of preferred stock, which may have rights senior to those of the common stock.

    In addition, as a Minnesota corporation, the Company is subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. The Company has also adopted a Shareholders Rights Agreement, which is triggered, subject to certain exceptions, by any person or group acquiring 20% or more of the Company's common stock. These anti-takeover provisions could have the effect of delaying, deferring, or preventing a change in control of the Company, may discourage bids for the Company's common stock at a premium over the then-prevailing market price of the common stock, and may adversely effect the market price of, and the voting and other rights of the holders of, common stock.

Risks Relating to the Merger

    Failure to complete the merger could negatively impact the Company's stock price and future business and operations.  If the merger is not completed for any reason, the Company may be subject to the following risks:

  •
  if the merger is terminated and the Company's Board of Directors determines to seek another business combination, the Company may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger;

  •
  various costs related to the merger, including legal, accounting and financial advisor fees, must be paid by the Company even if the merger is not completed; and

  •
  the price of the Company's common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

    The termination fee and restrictions on solicitation contained in the merger agreement may discourage other companies from trying to acquire the Company.  Until the completion of the merger, and with some exceptions, the Company is prohibited from entering into or soliciting any acquisition proposal or offer for a merger or other business combination transaction with a party other than Cantel. In addition, the Company has agreed to pay Cantel a termination fee of $2.5 million and reimbursement of expenses of up to $750,000, in specified circumstances, including where the Company's directors terminate the agreement with Cantel in order to effect a combination with a third party. These provisions could discourage other companies from trying to acquire the Company even though those other companies might be willing to offer greater value to the Company's shareholders than Cantel has offered in the merger.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk exposure of market risk sensitive instruments is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and the Report of Independent Accountants are contained on pages 37 through 54 of this report.

  Quarterly Financial Data

    Quarterly financial data is disclosed in Note 13—Quarterly Data to the consolidated Financial Statements on Page 53 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company as of June 1, 2001, their ages, and the year they became directors and/or executive officers are listed below:

Name	Position with Company	Age	First Elected as Director and/or Officer
William Hope(3)(4)	Chairman of the Board	67	1998
Norman Dann(1)(3)(4)	Director	74	1995
George Heenan(1)(2)(4)	Director	61	1982
Amos Heilicher(2)(3)(4)	Director	83	1982
Malcolm W. McDonald(1)(2)(4)	Director	64	1998
Fred L. Shapiro, M.D.(2)	Director	66	1982
R. James Danehy	President, Chief Executive Officer and Director	56	2000
Barbara A. Wrigley	Executive Vice President and Secretary	49	1994
Paul E. Helms	Senior Vice President Operations	55	1996
Andrew P. Cambell	Vice President Sales	42	2000
Jules L. Fisher	Vice President Chief Financial Officer	47	1996
Robert W. Johnson	Vice President Regulatory Affairs and Quality Assurance	45	1994
Michael Petersen	Vice President Research and Development	45	2000

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Acquisition Committee.

(4)
Member of the Nominating Committee.

    William Hope is a director of the Company and has been Chairman of the Board of the Company since June 2000. Mr. Hope served as interim Chief Executive Officer of the Company from June 2000 to November 2000. He was President and Chief Executive Officer of G&K Services, Inc., a supplier of uniforms and specialty garments throughout North America, from 1997 to January 1999, and President and Chief Operating Officer from 1993 to 1997. Mr. Hope is also a director of G&K Services.

    Norman Dann is a director of the Company. Mr. Dann has been an independent business consultant concentrating in the areas of venture capital, strategic planning, marketing, and product development from 1992 to present. He previously was a general partner of three Pathfinder Venture Capital funds and partnerships from 1980 to 1992, and Vice President of Sales and Marketing and Senior Vice President of Development with Medtronic, Inc., a medical technology company, from 1971 to 1977. Mr. Dann is also a director of Medwave, Inc. and several private companies.

    George Heenan is a director of the Company. Mr. Heenan has been an Executive Fellow and Director of the Institute of Strategic Management from July 1999 to present, and Executive Fellow and Director of the Institute of Venture Management at the University of St. Thomas from September 1994 to July 1999.

He previously was President of Bissell Healthcare Corporation, North American Operations, a manufacturer and distributor of medical products, from February 1991 to August 1994, and Chairman of Clarus Medical Systems, Inc., a manufacturer of diagnostic and interventional endoscopes, from May 1987 to February 1991. Mr. Heenan has also been a principal of Heenan Investments, Inc., a venture development and investment company, since January 1986. He is also a director of Infinite Graphics Incorporated.

    Amos Heilicher is a director of the Company. Mr. Heilicher has been President of Advance-Carter, a venture capital company, and Advance Realty Co. for more than five years. Mr. Heilicher is the uncle by marriage of Dr. Fred L. Shapiro.

    Malcolm W. McDonald is a director of the Company. Mr. McDonald has been Director and Sr. Vice President of Space Center, Inc., an industrial real estate firm, and related entities from 1977 to present. Mr. McDonald is also a director of a private company and a director or trustee of several nonprofit organizations.

    Fred L. Shapiro, M.D., is a director of the Company. Dr. Shapiro has been a consultant to Hennepin Faculty Associates, a nonprofit organization involved in medical education, research and patient care, from 1995 to 1999, President of Hennepin Faculty Associates from 1984 to 1995, and Medical Director of the Regional Kidney Disease Program from 1966 to 1984. He has also been a Professor of Medicine at Hennepin County Medical Center and the University of Minnesota from 1976 to present. Dr. Shapiro is the nephew by marriage of Amos Heilicher.

    Mr. Danehy joined the Company in November 2000 as President, Chief Executive Officer and director. Prior to joining the Company, Mr. Danehy was founder and sole owner of JDMD Company LLC, a custom home developer, from January 1999 to November 2000. He served as President, Chief Executive Officer, and board member of Centocor Diagnostics of Pennsylvania, a medical device company, from July 1997 to December 1998. From 1994 through 1997, he served as President, Chief Executive Officer, and board member of Ventana Medical Systems, Inc., a manufacturer of medical instruments for clinical histology and drug discovery.

    Ms. Wrigley has served as Executive Vice President and Secretary from April 2000 to present, as Executive Vice President Corporate Development, General Counsel and Secretary from April 1999 to March 2000, and as Vice President, General Counsel and Secretary from March 1994 to March 1999.

    Mr. Helms joined the Company in August 1996 as Senior Vice President Operations, having previously been employed by Cabot Medical Corporation, a medical device company, from 1988 to 1996, most recently as Vice President of Operations from 1991 to 1996.

    Mr. Cambell has served as Vice President Sales from September 2000 to present, as President of Minntech's international operations from April 1998 to September 2000, and as Managing Director of Minntech's international operations from 1994 to 1998.

    Mr. Fisher joined the Company in November 1996 as Vice President Chief Financial Officer, having previously been employed by U.S. Surgical Corporation, a medical device manufacturer, as Director, Operations Accounting from 1991 to 1996.

    Mr. Johnson has served as Vice President Regulatory Affairs and Quality Assurance from March 1997 to present, as Vice President Quality Assurance from April 1994 to March 1997, and as Director, Quality Assurance from August 1992 through April 1994.

    Mr. Petersen joined the Company in May 2000 as Vice President Research and Development, having previously been employed by Medtronic Inc., a medical technology company, from 1995 to 2000, most recently as Director, Research and Development for Medtronic's perfusion system business.

    The Company's Restated Articles of Incorporation, as amended, provide that the number of directors constituting the Board of Directors will not be more than eleven nor less than three persons and will be determined from time to time by resolution of the Board. The Board of Directors has fixed the size of the Board at seven. The Articles of Incorporation also provide for the election of approximately one-third of the Board of Directors annually.

    Executive officers and officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

    To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during and with respect to the fiscal year ended March 31, 2001, there were no failures in such fiscal year to file on a timely basis a report required under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

    The following table shows, for the fiscal years ended March 31, 2001, 2000 and 1999, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to R. James Danehy, the Company's President and Chief Executive Officer, William Hope, the Company's interim Chief Executive Officer from June 2000 to November 2000, and Thomas J. McGoldrick, the Company's President and Chief Executive Officer from March 1997 to June 2000, and to each of the other four most highly compensated executive officers of the Company during fiscal 2001 (together, the "Named Executives").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Position	Fiscal Year Ended March 31	Salary	Bonus		Stock Options	All Other Compensation
R. James Danehy President and Chief Executive Officer	2001 2000 1999	$112,154 — —	$	— — —	333,964 — —	$7,801 — —	(1)
William Hope Former Interim Chief Executive Officer	2001 2000 1999	$195,000 — —	$	— — —	25,000 — —	$2,160 — —	(2)
Thomas J. McGoldrick Former President and Chief Executive Officer	2001 2000 1999	$74,554 287,338 264,223	$	— — 198,750	— 24,000 24,000	$207,639 14,198 20,302	(3)
Barbara A. Wrigley Executive Vice President and Secretary	2001 2000 1999	$216,727 211,864 182,337	$	— — 91,260	— 10,000 12,000	$16,298 10,961 12,043	(4)
Paul E. Helms Sr. Vice President Operations	2001 2000 1999	$207,122 195,805 172,510	$	— — 86,346	— 12,000 12,000	$8,582 10,142 11,208	(5)
Andrew P. Cambell Vice President Sales	2001 2000 1999	$178,251 162,012 170,844	$	— — 75,366	— 11,500 12,000	$27,922 13,594 15,630	(6)
Jules Fisher Vice President Chief Financial Officer	2001 2000 1999	$165,298 167,900 151,974	$	— — 76,063	— 10,000 12,000	$6,749 8,383 10,686	(7)

(1)
Includes $468 of premium payments for life insurance and long-term disability insurance and $7,333 of payments for an apartment lease and furniture rental.

(2)
Includes $2,160 of payments for attending certain Company meetings after Mr. Hope had finished serving as interim Chief Executive Officer.

(3)
Includes $1,025 of 401(k) matching contributions under the Company's Profit Sharing and Retirement Plan, $3,838 of matching contributions under the Company's Supplemental Executive Retirement Plan and $414 of premium payments for life insurance and long-term disability insurance. Also includes $202,362 of payments to Mr. McGoldrick in fiscal 2001 in connection with his separation from the Company effective July 7, 2000. In connection with his separation, the Company entered into an agreement with Mr. McGoldrick to pay him $276,917, less applicable taxes, to provide, at the Company's request, up to an average of 40 hours a month of consulting services to the Company as an independent contractor from July 8, 2000 to July 7, 2001. The Company also agreed to pay Mr. McGoldrick additional compensation for hours worked in excess of 40 hours a month and to reimburse him for expenses incurred in connection with his consulting work for the Company. See also "Certain Relationships and Related Transactions" in Item 13 below.

(4)
Includes $9,547 of profit sharing contributions and/or 401(k) matching contributions under the Company's Profit Sharing and Retirement Plan, $5,675 of matching contributions under the Company's Supplemental Executive Retirement Plan and $1,076 of premium payments for life insurance and long-term disability insurance.

(5)
Includes $7,541 of profit sharing contributions and/or 401(k) matching contributions under the Company's Profit Sharing and Retirement Plan and $1,041 of premium payments for life insurance and long-term disability insurance.

(6)
Includes $12,872 of pension and savings fund contributions and $15,050 of payments for an apartment lease and furniture rental.

(7)
Includes $5,828 of profit sharing contributions and/or 401(k) matching contributions under the Company's Profit Sharing and Retirement Plan and $921 of premium payments for life insurance and long-term disability insurance.

Stock Options

    The following table contains information concerning the grant of stock options under the Company's 1998 Stock Option Plan during fiscal 2001 to the Named Executives identified in the Summary Compensation Table above.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term(1)
		% of Total Options Granted to Employees in Fiscal Year Ended March 31, 2001
Name	Number of Shares Granted		Exercise Price	Expiration Date
					5%	10%
R. James Danehy(2)	333,964	91.8%	$6.3125	11/29/10	$1,325,670	$3,359,845
William Hope(3)	25,000	6.9	7.3750	5/31/10	115,952	293,846
Thomas J. McGoldrick	—	—	—	—	—	—
Barbara A. Wrigley	—	—	—	—	—	—
Paul E. Helms	—	—	—	—	—	—
Andrew P. Cambell	—	—	—	—	—	—
Jules L. Fisher	—	—	—	—	—	—

(1)
Potential realized values shown above represent the potential gains based upon annual compound price appreciation of 5% and 10% from the date of grant through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of the Company and its common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.

(2)
Mr. Danehy received a non-qualified stock option, of which 111,321 shares vest on November 29, 2001, 111,321 shares vest on November 29, 2002 and 111,322 shares vest on November 29, 2003.

(3)
Mr. Hope received an incentive stock option for 13,559 shares of common stock, which is immediately exercisable. Mr. Hope also received a non-qualified stock option for 11,441 shares of common stock, which is immediately exercisable.

Option Exercises and Holdings

    The following table sets forth information with respect to the Named Executives concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Aggregated Option Exercises In Last Fiscal Year
and Fiscal Year-End Option Values(1)

	Number of Unexercised Options at March 31, 2001		Value of Unexercised In-the-Money Options as of March 31, 2001(2)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
R. James Danehy	—	333,964	$—	$714,850
William Hope	40,466	—	28,597	—
Thomas J. McGoldrick	217,000	—	4,686	—
Barbara A. Wrigley	113,500	9,250	2,441	1,464
Paul E. Helms	74,000	10,000	2,929	1,757
Andrew P. Cambell	48,875	19,625	1,123	3,368
Jules L. Fisher	72,750	9,250	2,441	1,464

(1)
No options were exercised by any Named Executives during the fiscal year ended March 31, 2001.

(2)
Calculated on the basis of the fair market value of the underlying shares of common stock at March 30, 2001, the last trading day of the Company's fiscal year, as reported by The Nasdaq National Market of $8.453 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. On June 1, 2001, the closing sale price of a share of the common stock was $9.77.

Employment Agreements

    The Company has entered into management agreements with its executive officers, including the Named Executives, that provide for a lump sum cash severance payment equal to an amount of one dollar less than three times the executive's average annual compensation for the preceding five year period or, if less, the period of the executive's employment with the Company, plus fringe benefits, in the event of a "change of control" (as defined in the management agreements) of the Company. The maximum amounts currently payable to the Named Executives in the event of a change of control are as follows: Ms. Wrigley, $699,413, Mr. Helms, $633,169, and Mr. Fisher, $540,461. Mr. Danehy's change in control provision does not vest until November 29, 2001, at which time his maximum payout would be $1,079,999. The agreements automatically renew year to year on September 1st until notice of termination of the agreement is given by either party within 60 days prior to the expiration of the annual renewal period then in effect. If a change in control of the Company occurs when the agreement is in effect, the severance payments are due to any executive who either is involuntarily terminated by the Company or voluntarily terminates his or her employment after a reduction in his or her duties, compensation or fringe benefits which occurs within the 36-month period following the change of control. Under the agreement, each executive agrees to remain with the Company for 90 days following a change of control to assist the transition, after which time the executive may, during the next 90 days, voluntarily terminate his or her employment and receive 50% of such severance payment.

    The Company also entered into a separate employment agreement with Mr. Danehy, as President and Chief Executive Officer, on November 29, 2000. Under the employment agreement, Mr. Danehy receives a base salary of $360,000 per year. Beginning in fiscal 2002, Mr. Danehy is eligible to receive an annual bonus at the discretion of the Board of Directors. Mr. Danehy is also eligible to receive a transaction bonus at the discretion of the Board, if a "change in control" (as defined in the management agreement) occurs on or before November 29, 2001. In addition, the Company granted Mr. Danehy an option to purchase 333,964 shares of common stock, pursuant to the terms of a non-qualified stock option agreement. If a change in control occurs on or before November 29, 2001, this option will be immediately null and void. For a period up to twelve months, the Company will also reimburse Mr. Danehy for certain personal expenses related to housing and travel.

    Mr. Danehy's employment will end only upon termination by the Company with or without cause (as defined in the employment agreement), upon death or disability (as defined in the employment agreement), upon expiration of the employment term or upon resignation. The employment agreement expires on December 31, 2001, subject to an automatic one-year extension on each January 1, unless, no later than the October 31st proceeding such automatic extension, the Company gives written notice to Mr. Danehy that it elects not to extend his employment term. If Mr. Danehy's employment ends because of resignation, termination for cause, death or disability, the Company will pay him, or his beneficiary or estate, his base salary through the termination date. If his employment ends for reasons other than for cause, disability or the expiration of his employment term and he is not entitled to any payments under his management agreement, the Company will pay Mr. Danehy an amount equivalent to his base salary at the time of termination in twelve equal monthly installments and continue his health insurance benefits for twelve months. If Mr. Danehy's employment ends at the time of, or following, or in connection with, a change in control, his management agreement will solely determine his rights to any payments and benefits following his employment termination. The employment agreement also includes certain non-compete, confidentiality and non-solicitation provisions.

Director Compensation

    Effective July 1, 2000, the Board of Directors decreased the annual fee paid to all non-employee directors from $15,000 to $12,000 annually and increased the number of scheduled full meetings from six to twelve. All non-employee directors also received $1,000 for each full meeting attended and $750 for each committee meeting attended in fiscal 2001. Directors and their spouses are reimbursed for all travel expenses incurred in connection with attendance at meetings of the Board of Directors.

    Effective April 1, 1995, the Company adopted the Emeritus Director Consulting Plan (the "Plan"). The Plan has been adopted to enable the Company to continue to utilize the expertise of directors after retirement. Non-employee directors who have served on the Board of Directors for five full consecutive years are eligible for, and in the event of a change in control of the Company are, subject to certain exceptions, entitled to, participation in the Plan. An annual fee equal to the annual retainer in effect at the time of the director's retirement will be paid in consideration for consulting services to be provided to the Company following the director's retirement. Determination of eligibility and participation in the Plan will be made annually. The length of participation in the Plan will be limited to the number of years of service on the Board of Directors. There are presently no directors participating in the Plan.

    The Company's 1998 Stock Plan (the "1998 Plan") provides for the annual, automatic granting of a defined number of options to non-employee directors at the last regularly scheduled meeting of the Board of Directors during the fiscal year. Such options are granted to each director who is not and has never been an employee of the Company and who (i) is serving an unexpired term as a director, as of the date of the last regularly scheduled meeting of the Board of Directors during any fiscal year of the Company, and (ii) at the time of any such meeting, has served as a director for at least six months of the year preceding the date of such meeting. The 1998 Plan provides that each such director shall, as of the date of the applicable meeting, automatically receive a non-qualified option to purchase 7,030 shares of the Company's common stock, with the option price equal to the fair market value of the Company's common stock on such date. The 1998 Plan was amended in September 1998 to provide that commencing April 1, 1998, no option may be granted under the 1998 Plan in any fiscal year if following such grant the number of shares purchasable pursuant to options granted under the 1998 Plan in such fiscal year would exceed 3% of the total number of outstanding shares of the Company as of the date of such grant. Because of this amendment, the Board unanimously agreed not to grant any options to the non-employee directors in fiscal 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information concerning the beneficial ownership of the common stock of the Company as of June 1, 2001 (except as otherwise noted) with respect to (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding common stock of the Company, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table in Item 11 above and (iv) all directors and executive officers as a group. The Company had 6,679,287 shares of common stock outstanding as of June 1, 2001.

Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Outstanding Shares
Heartland Advisors, Inc.(2) 789 North Water Street Milwaukee, Wisconsin 53202	999,900	15.0%
T. Rowe Price Associates, Inc.(3) 100 East Pratt Street Baltimore, Maryland 21202	655,000	9.7
Dimensional Fund Advisors Inc.(4) 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	491,272	7.3
Fleet Boston Financial Corporation(5) 100 Federal Street Boston, Massachusetts 02110	429,350	6.4
Thomas J. McGoldrick(6)	245,372	3.6
Fred L. Shapiro, M.D.	163,454	2.4
George Heenan	119,039	1.8
Barbara A. Wrigley	113,500	1.7
William Hope	75,766	1.1
Paul E. Helms	74,760	1.1
Jules L. Fisher	73,976	1.1
Amos Heilicher	62,453	*
Andrew P. Cambell	50,839	*
Norman Dann	32,526	*
Malcolm W. McDonald	16,007	*
R. James Danehy	0	*
All directors and executive officers as a group (13 persons)	888,945	12.1

*
Less than one percent.

(1)
Includes shares subject to options exercisable currently or within 60 days after June 1, 2001 as follows: Mr. McGoldrick, 187,000 shares; Dr. Fred Shapiro, 57,646 shares; Mr. Heenan, 60,993 shares; Ms. Wrigley, 113,500 shares; Mr. Hope, 40,466 shares; Mr. Helms, 74,000 shares; Mr. Fisher, 72,750 shares; Mr. Heilicher, 57,646 shares; Mr. Cambell, 48,875 shares; Mr. Dann, 29,526 shares; Mr. McDonald, 15,466 shares; and all directors and executive officers as a group, 675,993 shares.

(2)
Heartland Advisors, Inc. ("Heartland Advisors") reported its beneficial ownership on a Schedule 13G filed with the SEC on January 23, 2001. The filing indicates Heartland Advisors has sole voting power for 481,000 shares and sole dispositive power for 999,900 shares. It has no shared voting power and no shared dispositive power. William J. Nasgovitz, President and principal shareholder of Heartland Advisors, joined in this filing. Of these 999,900 shares, 480,800 shares also may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act by Mr. Nasgovitz as a result of his position as an officer and director of Heartland Group, Inc. The reporting persons do not admit that they constitute a group.

(3)
T. Rowe Price Associates, Inc. ("T. Rowe Price") reported its beneficial ownership on a Schedule 13G filed with the SEC on February 9, 2001. The filing indicates that T. Rowe Price has sole dispositive power for 655,000 shares. It has no sole voting power, no shared voting power and no shared dispositive power. These securities are owned by various individual and institutional investors, including T. Rowe Price Small-Cap Value Fund, Inc. (which owns and has sole voting power for 650,000 shares, representing 9.6% of the outstanding shares), to which T. Rowe Price serves as investment adviser with power to direct investments. T. Rowe Price expressly disclaims beneficial ownership of such securities.

(4)
Dimensional Fund Advisors Inc. ("Dimensional Fund") reported its beneficial ownership on a Schedule 13G filed with the SEC on February 2, 2001. The filing indicates that Dimensional Fund has sole voting power for and sole dispositive power for 491,272 shares. It has no shared voting power and no shared dispositive power.

(5)
Fleet Boston Financial Corporation ("Fleet Boston") reported its beneficial ownership on a Schedule 13G filed with the SEC on February 14, 2001. The filing indicates that Fleet Boston has sole voting power for 309,350 shares and sole dispositive power for 429,350 shares. It has no shared voting power and no shared dispositive power.

(6)
Mr. McGoldrick separated from the Company effective July 7, 2000. His share ownership of 58,372 shares is given as of this date. His 187,000 shares subject to options exercisable currently or within 60 days is given as of June 1, 2001. This represents all of Mr. McGoldrick's remaining stock options, which will expire on July 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal year ended March 31, 2001, the Company had a loan outstanding to Mr. McGoldrick, its former President and Chief Executive Officer, who held office during a portion of that time period. The purpose of the loan was for the payment of taxes related to the exercise of options by Mr. McGoldrick in 1997. The highest amount outstanding of the loan during fiscal 2001 was $66,632. As of May 31, 2001, the outstanding balance of the loan was $21,701. During fiscal 2001, the loan bore interest at the rate of 6.49% per annum, compounded semi-annually.

    In connection with Mr. McGoldrick's separation from the Company effective July 7, 2000, the Company entered into an agreement with Mr. McGoldrick that accelerated the repayment terms of his loan. The Company entered into an agreement with Mr. McGoldrick to pay him $276,917, less applicable taxes, to provide, at the Company's request, up to 40 hours a month of consulting services to the Company as an independent contractor from July 8, 2000 to July 7, 2001. The Company and Mr. McGoldrick also agreed that when the remaining balance of consulting fees due to Mr. McGoldrick equaled approximately $64,000, he would be required to repay the outstanding loan balance on his promissory note with the Company. If Mr. McGoldrick did not repay the balance of the loan at that time, then the Company would have the right to offset against all remaining amounts owing to him under the terms of the agreement. The Company began exercising its right of offset in March 2001. The loan balance will be paid in full on July 6, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of report

    1.
    Financial statements

      The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K:

      (i)
      Consolidated Balance Sheet for the years ended March 31, 2001 and 2000

      (ii)
      Consolidated Statement of Earnings for the three years ended March 31, 2001, 2000 and 1999

      (iii)
      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three years ended March 31, 2001, 2000, and 1999

      (iv)
      Consolidated Statement of Cash Flows for the three years ended March 31, 2001, 2000 and 1999

      (v)
      Notes to Consolidated Financial Statements

      (vi)
      Report of Independent Accountants

    2.
    Schedules filed as part of this Form 10-K: none

      All schedules are omitted because they are not applicable to the Company or because the information required is included in the consolidated financial statements and notes thereto.

    3.
    Exhibits included herein:

2	(a)	Agreement and Plan of Merger, dated as of May 30, 2001, among Cantel Medical Corporation, Canopy Merger Corporation, and the Company(1)
3	(a)	Restated Articles of Incorporation, as amended(2)
3	(b)	Restated Bylaws(3)
3	(c)	Amendment to Bylaws(4)
4	(a)	Form of Specimen Common Stock Certificate(5)
4	(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.)(6)
4	(c)	First Amendment to Rights Agreement, dated as of May 30, 2001, between the Company and Wells Fargo Bank Minnesota, N.A.(7)
10	(a)	1989 Stock Plan, as amended(8)*
10	(b)	Amendment to 1989 Stock Plan effective February 25, 1998(9)*
10	(c)	Amendment to 1989 Stock Plan effective September 30, 1998(10)*
10	(d)	Employment Agreement with Barbara A. Wrigley dated September 1, 1996(11)*
10	(e)	1990 Employee Stock Purchase Plan, as amended and restated, effective June 1, 1998(12)*
10	(f)	Employment Agreement with R. James Danehy dated November 29, 2000(12)*
10	(g)	Management Agreement with R. James Danehy dated November 29, 2000(12)*
10	(h)	Non-Qualified Stock Option Agreement with R. James Danehy dated November 29, 2000(12)*

10	(i)	Emeritus Director Consulting Plan(13)*
10	(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10	(k)	1998 Stock Option Plan, as amended(15)*
10	(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated February 18, 2000(16)*
10	(m)	Separation and Consulting Agreement with Thomas J. McGoldrick dated July 17, 2000(11)*
10	(n)	Amendment to Separation and Consulting Agreement with Thomas J. McGoldrick dated August 1, 2000(11)*
10	(o)	Separation and Consulting Agreement with Daniel H. Schyma dated July 31, 2000(11)*
10	(p)	Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000(11)*
10	(q)	Employment Agreement with Robert W. Johnson dated September 1, 1996, as amended April 1, 1997(11)*
10	(r)	Employment Agreement with Paul E. Helms dated September 1, 1996, as amended April 1, 1997(11)*
10	(s)	Employment Agreement with Jules L. Fisher dated December 11, 1996, as amended April 1, 1997(11)*
10	(t)	First Amendment to Supplemental Executive Retirement Plan effective September 27, 2000(17)*
10	(u)	Employment Agreement with Michael P. Petersen dated May 26, 2000(17)*
10	(v)	Second Amendment to 1998 Stock Option Plan effective March 28, 2001*
10	(w)	Amendment to 1990 Employee Stock Purchase Plan effective July 26, 2000(18)*
10	(x)	Amendment to 1990 Employee Stock Purchase Plan effective May 30, 2001*
21		Subsidiaries of the Registrant(19)
23		Consent of PricewaterhouseCoopers LLP

    (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2001.

*
Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)
Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated May 30, 2001, File No. 0-11278.

(2)
Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(3)
Incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.

(4)
Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(5)
Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(6)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on July 12, 1999, File No. 0-11278.

(7)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8A/A filed on June 7, 2001, File No. 0-11278.

(8)
Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.

(9)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278.

(10)
Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.

(11)
Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, File No. 0-11278.

(12)
Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000, File No. 0-11278.

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

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-11278.

(17)
Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-11278.

(18)
Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-11278.

(19)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

MINNTECH CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands of dollars, except share and per share data)

	March 31
	2001	2000
ASSETS
Current assets
Cash and cash equivalents	$15,344	$10,687
Accounts receivable, less allowance for doubtful accounts of $364 and $422, respectively	13,333	14,800
Inventories	11,246	12,663
Deferred taxes	2,206	1,315
Prepaid expenses and other current assets	925	2,115

Total current assets	43,054	41,580

Property and equipment, at cost
Land, buildings and improvements	12,685	10,340
Machinery and equipment	24,538	22,338
Office and sales equipment	4,608	4,301

Total property and equipment	41,831	36,979
Less accumulated depreciation	(24,421)	(21,620)

Net property and equipment	17,410	15,359
Other assets
Intangible assets, net	820	1,085
Other	1,728	3,810

Total assets	$63,012	$61,834

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,717	$4,593
Accrued salaries and wages	889	1,509
Accrued profit sharing	130	628
Other accrued expenses	3,789	1,211
Income taxes payable	271	478

Total current liabilities	8,796	8,419
Deferred income taxes	57	241
Deferred compensation	738	866
Stockholders' equity
Preferred Stock—$.05 par value; 5,000,000 shares authorized, none outstanding Common Stock—$.05 par value; 20,000,000 shares authorized, 6,679,287 and 6,686,714 shares issued and outstanding, respectively	334	334
Additional paid-in capital	12,084	12,181
Retained earnings	42,361	40,887
Accumulated other comprehensive loss	(1,358)	(1,094)

Total stockholders' equity	53,421	52,308
Commitments and contingencies
Total liabilities and stockholders' equity	$63,012	$61,834

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(in thousands of dollars, except per share amounts)

	Years ended March 31
	2001	2000	1999
Revenues
Net sales—products	$76,585	$77,112	$77,835
Contract revenue	—	60	1,040

Total revenues	76,585	77,172	78,875

Operating costs and expenses
Cost of product sales	49,315	45,222	44,351
Research and development	3,664	4,493	4,440
Selling, general, and administrative	20,698	19,140	20,249
Amortization of intangible assets	316	589	848

Total operating costs and expenses	73,993	69,444	69,888

Earnings from operations	2,592	7,728	8,987

Other income (expenses)
Interest expense	(76)	(38)	(112)
Interest income and other, net	792	1,128	1,916

	716	1,090	1,804

Earnings before income taxes and minority interest	3,308	8,818	10,791
Provision for income taxes	1,030	2,877	3,647
Minority interest	—	—	(16)

Net earnings before cumulative effect of a change in accounting principle	2,278	5,941	7,160
Cumulative effect of a change in accounting principle, net of tax	(136)	—	—

Net earnings	$2,142	$5,941	$7,160

Weighted Average Common Shares Outstanding — Basic	6,680	6,821	6,803
Earnings Per Share—Basic:
Earnings Before Cumulative Effect	$0.34	$0.87	$1.05
Cumulative Effect	(0.02)	—	—

Net Earnings	$0.32	$0.87	$1.05

Weighted Average Common Shares Outstanding — Diluted	6,682	6,912	6,850
Earnings Per Share—Diluted:
Earnings Before Cumulative Effect	$0.34	$0.86	$1.05
Cumulative Effect	(0.02)	—	—

Net Earnings	$0.32	$0.86	$1.05

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock
	Shares Issued and Outstanding	Amount At Par	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balances at March 31, 1998	6,771,736	$339	$12,657	$(319)	$29,156	$41,833

Net earnings					7,160	7,160
Unrealized holding gain on securities (including taxes of $7)				14		14
Foreign currency translation adjustment				(42)		(42)

Comprehensive income						7,132

Exercise of stock options	88,833	4	865			869
Repurchase of shares	(101,200)	(5)	(1,006)			(1,011)
Employee stock purchase plan	19,248	1	205			206
Tax benefit from exercise of stock options			168			168
Dividend paid of $.10 per share					(679)	(679)

Balances at March 31, 1999	6,778,617	$339	$12,889	$(347)	$35,637	$48,518

Net earnings					5,941	5,941
Foreign currency translation adjustment				(747)		(747)

Comprehensive income						5,194

Exercise of stock options	148,888	7	1,512			1,519
Repurchase of shares	(262,800)	(13)	(2,633)			(2,646)
Employee stock purchase plan	22,009	1	253			254
Tax benefit from exercise of stock options			160			160
Dividend paid of $.10 per share					(691)	(691)

Balances at March 31, 2000	6,686,714	$334	$12,181	$(1,094)	$40,887	$52,308

Net earnings					2,142	2,142
Foreign currency translation adjustment				(264)		(264)

Comprehensive income						1,878

Exercise of stock options	1,271
Repurchase of shares	(24,100)	(1)	(192)			(193)
Employee stock purchase plan	15,402	1	95			96
Dividend paid of $.10 per share					(668)	(668)

Balances at March 31, 2001	6,679,287	$334	$12,084	$(1,358)	$42,361	$53,421

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(dollars in thousands)

	Years ended March 31
	2001	2000	1999
Cash flows from operating activities
Net earnings	$2,142	$5,941	$7,160
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	3,461	3,440	3,625
Tax benefit from stock option exercises	—	160	168
Foreign currency exchange gain	(130)	(284)	(46)
Deferred income taxes	(1,076)	(317)	(220)
Gain on sale of patents	—	—	(1,481)
Loss on sale of assets to LifeStream	261	—	—
Gain on sale of land	—	(176)	—
Changes in assets and liabilities:
Accounts receivable	1,139	(62)	(2,966)
Inventories	1,009	(3,034)	(1,041)
Prepaid expenses	1,257	(630)	(858)
Accounts payable	(786)	527	84
Accrued expenses	2,049	(547)	420
Income taxes payable	(24)	(226)	233
Other	58	57	96

Total adjustments	7,218	(1,092)	(1,986)

Net cash provided by operating activities	9,360	4,849	5,174

Cash flows from investing activities
Purchases of property and equipment	(5,669)	(4,088)	(3,692)
Patent application costs	(147)	(408)	(237)
Proceeds from sale of undeveloped land	—	710	—
Proceeds from sale of marketable securities	—	—	445
Proceeds from sale of patents	—	—	1,600
Proceeds from product line disposition	2,029	2,239	—
Other	194	(102)	95

Net cash used in investing activities	(3,593)	(1,649)	(1,789)

Cash flows from financing activities
Proceeds from note payable	—	—	27
Payment of note payable	—	(252)	—
Proceeds from exercise of stock options	—	1,519	869
Proceeds from employee stock purchase plan	96	254	206
Purchase of minority interest	—	—	(436)
Stock repurchase	(193)	(2,646)	(1,011)
Payment of cash dividends	(668)	(691)	(679)

Net cash used in financing activities	(765)	(1,816)	(1,024)
Effects of exchange rate changes on foreign currency cash balances	(345)	132	5

Net increase in cash and cash equivalents	4,657	1,516	2,366
Cash and cash equivalents at beginning of year	10,687	9,171	6,805

Cash and cash equivalents at end of year	$15,344	$10,687	$9,171

Supplemental cash flow information:
Cash paid for interest	$—	$—	$4
Cash paid for income taxes	$600	$2,696	$3,409

The accompanying notes are an integral part of these financial statements.

MINNTECH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

Note 1—Summary of Significant Accounting Policies

  Business Description

    Minntech Corporation is a leader in developing, manufacturing, and marketing medical devices, sterilants, and water filtration products. The Company's products are used in kidney dialysis, open-heart surgery, endoscopy, and in the preparation of pure water for medical, industrial, and laboratory use.

  Consolidation Policy

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

    The Company sells the majority of its products direct to the customer. Consequently, revenue is recognized when the risks and rewards of ownership and title have transferred to customers. This condition is normally met when the product has been delivered, or upon performance of services. Certain sales of equipment are deferred and recognized at the time of installation at the customer location, if required under the terms of the contract. Contract revenue derived from development and marketing agreements are recorded as earned based upon the performance requirements of the contract.

    Prior to 2001, the Company recognized revenue upon shipment of products and equipment to customers (refer to "Accounting Change").

    Provisions for sales allowances and returned products are estimated and recorded at the time of sale. The Company allows customers to return products for credit upon written authorization from the Company.

    The Company sells a wide range of products to a diversified base of customers around the world. The Company's five largest customers accounted for approximately 33.2% of total sales in 2001. The largest customer accounted for 9.3% of sales in 2001.

  Cash and Cash Equivalents

    The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consisted of:

	Year ended March 31
	2001	2000
Cash	$3,999	$4,590
Money market mutual funds	11,345	6,097

Total cash and equivalents	$15,344	$10,687

    A substantial portion of the Company's cash balances are held in one financial institution.

    Money market mutual funds are stated at fair value, which approximates cost at March 31, 2001 and 2000.

  Inventories

    Inventories are valued at the lower of cost or market, with cost determined by the first-in, first-out method.

    Inventories consisted of:

	Year ended March 31
	2001	2000
Finished goods	$4,627	$5,095
Materials and work-in process	6,619	7,568

Total inventory	$11,246	$12,663

  Forward Contracts

    As of March 31, 2001 the Company had one forward contract to purchase euro's. This contract serves to offset the foreign currency fluctuations experienced by The Netherlands subsidiary (Minntech BV), which uses the euro as their local functional currency. Minntech BV has the majority of its cash balances and customer invoicing in U.S. dollars. The notional value of the contract is $3.0 million. As of March 31, 2001 the contract had a total unrealized loss of $.27 million. The settlement date of the contract is May 25, 2001. Each month a valuation is done and the contract is marked to market with any gain or loss reflected in the Company's income statement as a component of other income and expense.

  Property, Plant and Equipment

    Property and equipment are depreciated on a straight-line basis over their estimated service lives. Accelerated and straight-line methods are used for income tax reporting purposes.

Estimated Lives in Years
Buildings	31.5
Building improvements	5 - 20
Machinery & equipment	3 - 10
Transportation equipment	3 - 5
Office equipment	3 - 10

  Intangible Assets

    Intangible assets include patent application costs and goodwill. Patent application costs consist principally of legal and filing fees and are capitalized and amortized over five years. Goodwill represents the cost in excess of the fair value of net assets acquired and is amortized using the straight-line method over five to ten years. The Company periodically evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the related business unit.

    Accumulated amortization at March 31, 2001 was $4,421.

  Research and Development

    Research and development costs are charged to operations as incurred.

  Income Taxes

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Foreign Currency Translation

    Assets and liabilities of the Company's foreign operations with a functional currency other than the U.S. dollar are translated to U.S. dollars at year-end exchange rates. Revenues and expenses are translated at rates that approximate those prevailing at the time of transactions. The resulting translation adjustments are reported as a component of accumulated other comprehensive income in stockholders' equity.

  Accounting Change

    During the fourth quarter of 2001, the Company changed its revenue recognition policy for certain transactions. Essentially, the new policies recognize revenue for certain equipment sales at the time at which the equipment is installed at the customer location. In addition to this change in accounting, the Company has revised aspects of its accounting for certain product sales as the risks and rewards of ownership do not substantially transfer to customers until the product has been delivered. These new policies are consistent with the guidance contained in SEC Staff Bulletin No. 101. The effect of these changes in revenue recognition policies, as of April 1, 2000, has been reported as a cumulative effect of an accounting change in 2001 as a $136, net of tax, reduction to earnings. This did not have a significant effect on previously reported 2001 quarters or prior years, consequently pro forma information has not been provided.

  Reclassifications

    Certain reclassifications have been made to make the prior year financial statements comparable with the current year's presentation. These reclassifications had no effect on earnings or shareholders' equity as previously reported.

Note 2—Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board "FASB," issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which must be adopted by the Company for transactions entered into beginning April 1, 2001, establishes new standards for recognition and measurement of derivatives and hedging activities. The Company does not have a practice of using derivatives for hedging purposes and as a result the adoption of this statement will not be material.

    In the fourth quarter of 2001, the Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction, including those amounts related to shipping and handling. The adoption of EITF No. 00-10 has resulted in the reclassification of certain freight amounts invoiced from cost of goods sold to revenue. The effect on the Company's Consolidated Statement of Operations was to increase cost of sales and increase revenue by $3,128, $2,816, and $2,611 in 2001, 2000, and 1999, respectively. These reclassifications had no effect on consolidated net earnings.

Note 3—Line of Credit

    At March 31, 2001, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10,000 on an unsecured basis at the prime rate of interest (8.00 percent at March 31, 2001) or the indexed London Interbank Offered Rate (LIBOR). At March 31, 2001, the Company had no outstanding borrowings under the line of credit. This line of credit expires September 30, 2002.

Note 4—Segment Data and Significant Customers

    Revenues in prior periods have been reclassified to conform with the current year's presentation. During 2001 identifiable assets were restated to be consistent with fiscal year 2001 management reporting practices.

    The Company's businesses are organized, managed, and internally reported as three segments. These segments, which are based upon products, services and industry, are Dialysis Products, Cardiosurgery Products, and Other Developing Businesses. Management of these segments includes responsibility for different product lines and services on a geographic basis, including accountability for revenues as well as sales and marketing costs.

    Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers. Research and development expenses are monitored by project and allocated to their respective segments. Corporate administration costs are not allocated to reportable segments. Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about the Company's reportable segments for the fiscal years ended March 31, 2001, 2000, and 1999:

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated(1)	Total Company
Revenues
2001	$57,397	$10,821	$8,367	$—	$76,585
2000	56,513	13,038	7,561	60	77,172
1999	54,719	16,412	6,704	1,040	78,875
Earnings (loss) from Operations
2001	$11,863	$1,923	$1,043	$(12,237)	$2,592
2000	15,590	2,682	(291)	(10,253)	7,728
1999	17,062	3,039	(153)	(10,961)	8,987
Identifiable assets(2)
2001	$29,273	$9,101	$5,079	$19,559	$63,012
2000	27,089	14,445	4,642	15,658	61,834
1999	25,658	14,215	4,922	13,931	58,726

(1)
Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.

(2)
Identifiable segment assets include accounts receivable, property, plant and equipment inventories, and long term notes receivable. Additional assets included in corporate administration primarily include cash and short-term investments, capitalized patent costs, deferred income taxes, goodwill, land, and certain prepaid expenses.

  Geographic Areas

    Information in the table below is presented on the basis which the Company uses it to manage the identifiable segments. Export sales amounted to 18 percent and 22 percent of revenues for the twelve month periods ended March 31, 2001 and 2000, respectively. Substantially all of the Company's export sales are negotiated, invoiced, and paid in U.S. dollars.

Geographic Area Information

	United States	International	Other(1)	Intercompany Revenues	Total
Revenues
2001	$71,203	$15,685	$—	$(10,303)	$76,585
2000	68,962	19,136	60	(10,986)	77,172
1999	69,803	20,575	1,040	(12,543)	78,875
Property, Plant & Equipment, net
2001	$15,333	$2,077	—	—	$17,410
2000	12,836	2,523	—	—	15,359
1999	12,149	2,872	—	—	15,021

(1)
Contract revenue.

  Significant Customers

    For the period ended March 31, 1999, one customer in the Company's dialysis products segment accounted for 10% of total consolidated sales.

Note 5—Taxes

    The provision for income taxes consisted of the following:

	Year Ended March 31,
	Federal	State	Total
2001
Currently payable	$1,991	$115	$2,106
Deferred	(930)	(146)	(1,076)

Total	$1,061	$(31)	$1,030

2000
Currently payable	$2,708	$486	$3,194
Deferred	(291)	(26)	(317)

Total	$2,417	$460	$2,877

1999
Currently payable	$3,195	$672	$3,867
Deferred	(202)	(18)	(220)

Total	$2,993	$654	$3,647

    The provision for income taxes differs from the statutory U.S. federal tax rate of 34 percent applied to earnings before income taxes as follows:

	Year Ended March 31,
	2001	2000	1999
Income tax expense at statutory federal income tax rates	$1,119	$2,998	$3,669
International operations	126	(725)	(415)
State income taxes, net of federal benefit	(30)	113	195
Exempt income attributable to foreign sales	(13)	(49)	(17)
Other, net	(172)	540	215

Total provision	$1,030	$2,877	$3,647

    The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	Year ended March 31
	2001	2000
Current deferred tax asset
Foreign subsidiary net operating losses	$799	$558
Inventories	810	716
Accrued expenses	1,121	350
Other, net	275	249

Gross current deferred tax asset	3,005	1,873
Valuation allowance	(799)	(558)

Net current deferred tax asset	$2,206	$1,315

Non-current deferred tax asset
Amortization of goodwill	$404	$433
Deferred compensation and severance	292	121
Other, net	132	—

Net non-current deferred tax asset	828	554
Non-current deferred tax liability
Property, plant and equipment depreciation	885	795

Net non-current deferred tax liability	$(57)	$(241)

    The Company recorded valuation allowances related to foreign subsidiaries net operating losses which are not recognized until their ultimate realization is considered to be more likely than not. Cumulative net operating losses can be carried forward to offset income tax liability on income in certain foreign operations. These cumulative losses must be used during the 2002 - 2006 period.

    U.S. income taxes have not been provided on approximately $6,400 of undistributed earnings of non-U.S. subsidiaries. The Company plans to reinvest these undistributed earnings. If any portion were to be distributed, the related U.S. tax liability may be reduced by foreign income taxes paid on those earnings plus any available foreign tax credit carryovers. Determination of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.

    During fiscal 2001 the Company expanded its business presence in several areas and became aware of additional exposure related to state sales and use taxes. The Company is in the process of negotiating with certain states involving numerous facts and circumstances. Based upon the most current information available to management, the Company recorded a charge during the fourth quarter of fiscal 2001 of approximately $1,537 as a result of a change in estimate of their sales and use tax liability. In 2000, the Company had recorded a liability of approximately $1,100 for estimated state sales and use taxes. As of March 31, 2001, the estimated state sales and use tax accrual of $2,021 has been recorded for amounts expected to be paid, and is included in other accrued liabilities on the consolidated balance sheet. Final resolution of these negotiations and payment of sales and use tax amounts could result in different amounts than those provided.

Note 6—Commitments

  Operating Leases

    Total rental expense for operating leases for fiscal years 2001, 2000, and 1999 was approximately $869, $580, and $422, respectively. Operating leases are for warehouse space, reprocessing centers, and office equipment.

    Future minimum lease payments for operating leases, net of cancellation clauses, consist of the following at March 31, 2001:

Fiscal Year	Amount
2002	$720
2003	542
2004	368
2005	316
2006	97

$2,043

  Severance Agreements

    The Company has management agreements with certain employees that provide severance pay benefits if there is a change in control of the Company. Under the agreements, these officers receive 100 percent of such severance benefits if they are involuntarily terminated and 50 percent of such severance benefits if they voluntarily terminate. The maximum contingent liability under these agreements at March 31, 2001, was approximately $3,025. On November 29, 2001 the total will increase to $4,105 due to additional vesting.

Note 7—Stock Options

    At March 31, 2001, the Company has reserved 3,203,125 shares of common stock for issuance under its 1989 and 1998 Stock Plans. The plans provide for incentive stock options and non-qualified options to be granted to directors, officers, key employees, and consultants at an exercise price not less than fair market value of the common stock at the date of grant. The options vest over a three or four year period, or 50% immediately and 50% over 4 years, or over a 6 month period, depending upon the optionee. All options expire after ten years.

    Option transactions under these plans during the three years ended March 31, 2001, are summarized as follows:

	Number of Options	Weighted- Average Option Price
Outstanding at March 31, 1998	2,066,640	$11.27
Granted	255,936	12.71
Exercised	(88,833)	10.07
Cancelled	(29,568)	14.37

Outstanding at March 31, 1999	2,204,175	11.46
Granted	200,701	8.06
Exercised	(148,888)	10.21
Cancelled	(78,340)	12.78

Outstanding at March 31, 2000	2,177,648	11.18
Granted	363,964	6.40
Exercised	(7,030)	5.89
Cancelled	(361,941)	10.78

Outstanding at March 31, 2001	2,172,641	$10.46

    The following table summarizes stock options outstanding and exercisable at March 31, 2001.

Outstanding				Exercisable
Exercise Price Range	Options	Weighted-Average Contractual Life Remaining	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
$6.16 - $10.25	792,790	7.5	$8.01	380,940	$9.48
$10.26 - $14.35	1,285,114	3.6	11.47	1,189,678	11.39
$14.36 - $20.50	94,737	3.5	17.41	94,737	17.41

	2,172,641	5.0	$10.46	1,665,355	$11.29

    The estimated weighted-average grant-date fair value of stock options granted during fiscal years 2001, 2000, and 1999 were $6.40, $8.06, and $5.70, per option, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Had the Company's stock option plans and its stock purchase plans compensation costs been determined based on the fair value at the option grant dates for awards consistent with the accounting provision of FAS 123 "Accounting for Stock Based Compensation," the Company's net earnings per share for fiscal 2001, 2000, and 1999 would have been adjusted to the pro forma amounts indicated below:

		Year ended March 31
		2001	2000	1999
Net Earnings	As reported	$2,142	$5,941	$7,160
	Pro-Forma	$503	$4,019	$4,105
Basic Earnings per share	As reported	$0.32	$0.87	$1.05
	Pro-Forma	$0.08	$0.59	$0.61
Diluted Earnings per share	As reported	$0.32	$0.86	$1.05
	Pro-Forma	$0.08	$0.58	$0.60

    The fair value of options granted under the Company's fixed stock option plans during fiscal 2001, 2000 and 1999 was estimated on the dates of grant using the Black-Scholes options-pricing model. The assumptions for fiscal 2001, 2000, and 1999 were as follows:

	Year ended March 31
	2001	2000	1999
Risk free interest rates	5.4 - 6.4%	5.4 - 6.4%	5.4 - 6.2%
Expected life	6.1 years	5.6 years	6.6 years
Expected volatility	59%	55%	38%
Expected dividends	1.18%	1.36%	.75%

    Pro forma compensation cost related to shares purchased under the Employee Stock Purchase Plan, discussed below, is measured based on the discount from market value. The effects of applying FAS 123 in this pro forma disclosure are not indicative of future pro forma effects. FAS 123 does not apply to awards prior to fiscal 1996, and additional awards in future years are anticipated.

    The Company adopted an employee stock purchase plan on June 1, 1990. Under the plan, 562,500 shares of common stock were reserved for issuance to eligible employees. The plan allows employees to designate up to 10 percent of their base salaries for the purchase of shares of the Company's common stock at 85 percent of fair market value on the first day or last day of the plan period, whichever price is lower. The first plan period begins January 1, 2001 and ends on June 30, 2001. The second plan period begins July 1, 2001 and ends on December 31, 2001.

    At March 31, 2001, the Company held a total of $92 in payroll withholdings for the purchase of stock under the plan. A total of 162,581 shares have been issued under the plan since inception: 18,394 shares in 2001; 15,402 shares in 2000, and 22,009 shares in 1999.

Note 8—Profit Sharing and Retirement Savings

    The Company has a 401(k) retirement savings and profit sharing plan under which eligible employees may contribute up to 10 percent of their salaries. The Company matches 50 percent of employee contributions to a maximum of 6 percent of compensation. The Company also makes annual profit sharing contributions to the plan at the discretion of the Board of Directors. The Company's contributions were as follows:

	Year Ended March 31,
	2001	2000	1999
Matching 401(k) contributions	$370	$68	$63
Matching SERP contributions	10	—	—
Profit sharing contributions	274	629	624

Total Company contributions	$654	$697	$687

Note 9—Preferred Stock

    The Company's Board of Directors is authorized to issue five million shares of no par value Preferred Stock in one or more series. The Board can determine voting, conversion, dividend and redemption rights, and other preferences of each series. No shares have been issued under this authorization.

    A share rights plan was announced by the Company on July 1, 1999. Under the plan the Board of Directors has declared a dividend distribution of one preferred share purchase right on each outstanding share of Minntech's common stock held by shareholder's of record as of the close of business on July 22, 1999. The rights will expire on July 22, 2009. Each right will entitle Minntech shareholders to buy one hundredth of a share of a newly created series of preferred stock at an exercise price of $65 (subject to adjustment). The rights will generally become exercisable after any person or group acquires beneficial ownership of 20 percent or more of Minntech's common stock.

Note 10—Net Earnings per Share

    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the years ended March 31, 2001, 2000, and 1999.

	Basic Earnings Per Share	Effect of Dilutive Stock Options	Diluted Earnings Per Share
2001
Net earnings	$2,142		$2,142
Weighted-average-shares	6,680	2	6,682
Per share amount	$0.32		$0.32
2000
Net earnings	$5,941		$5,941
Weighted-average-shares	6,821	91	6,912
Per share amount	$0.87		$0.86
1999
Net earnings	$7,160		$7,160
Weighted-average-shares	6,803	47	6,850
Per share amount	$1.05		$1.05

    Outstanding stock options to purchase 545,000 shares, 308,000 shares, and 140,000 shares of common stock as of March 31, 2001, 2000, and 1999 respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common stock during the period. Upon a change in control of the Company stock options to purchase 1,838,677 shares of common stock would accelerate and vest immediately.

Note 11—Product Line Disposition

    On October 6, 1999, the Company finalized the sale of all assets and rights related to its Biocor™ oxygenator and EnGUARD™ PHX cardioplegia systems components to LifeStream International LLC, a newly formed cardiopulmonary products company, in exchange for $7.2 million in cash and warrants. Under the terms of the agreement Minntech received $2.24 million in cash at closing. One payment of $.25 million was received when a product modification met specifications and another $.25 million was received when 510K approval was received on a new product. $1.25 million was received on the one year anniversary of the sale and $.28 million of inventory was purchased. The remaining amount to be collected is $1.45 million in deferred payments. In addition, LifeStream will purchase the remaining inventory balances for these product lines when the Company ceases the contract manufacturing arrangement.. As of March 31, 2001 the Company had $.5 million in related inventory for these products. Upon resolution of several issues related to the sale of certain assets, the Company recorded a $.26 million loss in the fourth quarter of fiscal 2001.

Note 12—Subsequent Event (unaudited)

    On May 30, 2001, the Company entered into a definitive merger agreement with Cantel Medical Corporation, under which Cantel will acquire the Company. Under the terms of the agreement, each share of Minntech stock will be converted into the right to receive $10.50, consisting of $6.25 in cash, and a fraction of a share of common stock of Cantel having a value of $4.25, subject to possible adjustment.

    The transaction is subject to customary closing conditions, including the approval of the shareholders of the Company and Cantel. Under the merger agreement, the Company has the right to terminate the agreement if Cantel's average closing stock price during a defined period ending shortly before the merger is below $13.24, unless Cantel elects to provide the Company's shareholders additional consideration, in cash or Cantel shares, at Cantel's option, such that the total consideration is no less than $10.00 for each Minntech share.

    On May 30, 2001, the Company's Board of Directors amended the share rights plan (described in "Note 9—Preferred Stock" above) to exempt this transaction from its application. The Company recorded a charge for approximately $.30 million of legal and consulting expenses incurred in connection with this transaction in the fourth quarter of fiscal 2001.

Note 13—Quarterly Data (unaudited)

	First Quarter (3)	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 31, 2001:
Net Revenues(1)	$17,605	$18,975	$19,911	$20,094
Gross Profit	5,984	6,534	7,351	7,401
Operating Earnings / (Loss)	(141)	1,441	1,705	(413)
Net Earnings / (Loss)	(197)	1,344	1,339	(344)
Basic Net Earnings / (Loss) Per Share(2)	$(.03)	$.20	$.20	$(.05)
Diluted Net Earnings / (Loss) Per Share(2)	$(.03)	$.20	$.20	$(.05)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended March 31, 2000:
Net Revenues(1)	19,522	19,584	19,434	18,632
Gross Profit	8,145	8,147	7,954	7,704
Operating Earnings	1,542	1,511	2,328	2,347
Net Earnings	1,167	1,238	1,691	1,845
Basic Net Earnings Per Share(2)	$.17	$.18	$.25	$.27
Diluted Net Earnings Per Share(2)	$.17	$.17	$.25	$.27

(1)
All revenues shown were restated to include additional shipping and handling revenue billed to customers in accordance with FASB EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which the Company adopted in the fourth quarter of fiscal 2001. Prior to the Company's adoption of EITF No. 00-10, amounts billed to customers for shipping and handling were netted against the related costs of goods sold. See Note 2 to the consolidated financial statements.

(2)
The summation of quarterly per share amounts may not equal the calculation for the full year, as each quarterly calculation is performed discretely.

(3)
The results of the first quarter of the fiscal year ended March 31, 2001 have been reduced from the previously reported amount by a $136 net-of-tax charge to earnings for the cumulative effect of certain changes in the Company's revenue recognition policies. See "Accounting Change" in Note 1 to the consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Minntech Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, of stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Minntech Corporation and its subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 16, 2001

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINNTECH CORPORATION (Registrant)
By	/s/ R. JAMES DANEHY R. James Danehy President and Chief Executive Officer

Date: June 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. JAMES DANEHY R. James Danehy	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2001
/s/ WILLIAM HOPE William Hope	Chairman	June 28, 2001
/s/ JULES L. FISHER Jules L. Fisher	Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2001
/s/ NORMAN DANN Norman Dann	Director	June 28, 2001
/s/ GEORGE HEENAN George Heenan	Director	June 28, 2001
/s/ AMOS HEILICHER Amos Heilicher	Director	June 28, 2001
/s/ MALCOLM MCDONALD Malcolm McDonald	Director	June 28, 2001
/s/ FRED L. SHAPIRO, M.D. Fred L. Shapiro, M.D.	Director	June 28, 2001

EXHIBIT INDEX

Exhibit No.		Exhibit	Form of Filing
2	(a)	Agreement and Plan of Merger, dated as of May 30, 2001, among Cantel Medical Corporation, Canopy Merger Corporation, and the Company(1)
3	(a)	Restated Articles of Incorporation, as amended(2)
3	(b)	Restated Bylaws(3)
3	(c)	Amendment to Bylaws(4)
4	(a)	Form of Specimen Common Stock Certificate(5)
4	(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.)(6)
4	(c)	First Amendment to Rights Agreement, dated as of May 30, 2001, between the Company and Wells Fargo Bank Minnesota, N.A.(7)
10	(a)	1989 Stock Plan, as amended(8)*
10	(b)	Amendment to 1989 Stock Plan effective February 25, 1998(9)*
10	(c)	Amendment to 1989 Stock Plan effective September 30, 1998(10)*
10	(d)	Employment Agreement with Barbara A. Wrigley dated September 1, 1996(11)*
10	(e)	1990 Employee Stock Purchase Plan, as amended and restated, effective June 1, 1998(12)*
10	(f)	Employment Agreement with R. James Danehy dated November 29, 2000(12)*
10	(g)	Management Agreement with R. James Danehy dated November 29, 2000(12)*
10	(h)	Non-Qualified Stock Option Agreement with R. James Danehy dated November 29, 2000(12)*
10	(i)	Emeritus Director Consulting Plan(13)*
10	(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10	(k)	1998 Stock Option Plan, as amended(15)*
10	(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated February 18, 2000(16)*
10	(m)	Separation and Consulting Agreement with Thomas J. McGoldrick dated July 17, 2000(11)*
10	(n)	Amendment to Separation and Consulting Agreement with Thomas J. McGoldrick dated August 1, 2000(11)*
10	(o)	Separation and Consulting Agreement with Daniel H. Schyma dated July 31, 2000(11)*
10	(p)	Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000(11)*
10	(q)	Employment Agreement with Robert W. Johnson dated September 1, 1996, as amended April 1, 1997(11)*
10	(r)	Employment Agreement with Paul E. Helms dated September 1, 1996, as amended April 1, 1997(11)*

10	(s)	Employment Agreement with Jules L. Fisher dated December 11, 1996, as amended April 1, 1997(11)*
10	(t)	First Amendment to Supplemental Executive Retirement Plan effective September 27, 2000(17)*
10	(u)	Employment Agreement with Michael P. Petersen dated May 26, 2000(17)*
10	(v)	Second Amendment to 1998 Stock Option Plan effective March 28, 2001*	Electronic Submission
10	(w)	Amendment to 1990 Employee Stock Purchase Plan effective July 26, 2000(18)*
10	(x)	Amendment to 1990 Employee Stock Purchase Plan effective May 30, 2001*	Electronic Submission
21		Subsidiaries of the Registrant(19)
23		Consent of PricewaterhouseCoopers LLP	Electronic Submission

*
Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)
Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated May 30, 2001, File No. 0-11278.

(2)
Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

(3)
Incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.

(4)
Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(5)
Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.

(6)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on July 12, 1999, File No. 0-11278.

(7)
Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8A/A filed on June 7, 2001, File No. 0-11278.

(8)
Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.

(9)
Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278.

(10)
Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.

(11)
Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, File No. 0-11278.

(12)
Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000, File No. 0-11278.

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

(15)
Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, Registration No. 333-70545.

(16)
Incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-11278.

(17)
Incorporated by reference to the same-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-11278.

(18)
Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-11278.

(19)
Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

QuickLinks

FORWARD-LOOKING STATEMENTS
PART I
  Item 3. LEGAL PROCEEDINGS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF EARNINGS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
SIGNATURES
EXHIBIT INDEX