Form 10-Q
period 2001-06-30
MINNTECH CORP
filed 2001-08-14
CIK 724969

SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

 FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly period ended June 30, 2001

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2001

Common Stock, $0.05 par value	6,684,562 shares

Minntech Corporation
Quarterly Report on Form 10-Q
 June 30, 2001

Part I - Financial Information

Item 1.  Financial Statements

Minntech Corporation
Condensed Consolidated Statement of Operations
(Unaudited)
(In thousands, except per share amounts)

	Thirteen weeks ended June 30, 2001	Thirteen weeks ended July 1, 2000

Total Revenues	$19,951	$17,605
Operating costs and expenses
Cost of product sales	12,151	11,622
Research and development	884	1,014
Selling, general and administrative	5,262	5,051
Amortization of intangible assets	52	59

Total operating costs and expenses	18,349	17,746

Earnings / (loss) from operations	1,602	(141)
Other income, net	250	52

Earnings / (loss) before income taxes	1,852	(89)
Provision / (benefit) for income taxes	648	(28)

Net earnings / (loss) before cumulative effect of a change in accounting principle	1,204	(61)
Cumulative effect of a change in accounting principle	—	(136)

Net earnings / (loss)	$1,204	$(197)

Weighted avg. common shares outstanding - basic	6,681	6,682
Earnings / (loss) per share – basic:
Earnings / (loss) before cumulative effect	$.18	($0.01)
Cumulative effect	—	($0.02)

Net earnings / (loss)	$.18	($0.03)

Weighted avg. common shares outstanding – diluted:	6,708	6,682
Earnings / (loss) per share – diluted:
Earnings / (loss) before cumulative effect	$.18	($0.01)
Cumulative effect	-----	($0.02)

Net earnings / (loss)	$.18	($0.03)

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Condensed Consolidated Balance Sheet
 (Amounts in thousands, except share and per share amounts)

ASSETS

	(Unaudited) June 30, 2001	March 31, 2001

Current assets
Cash and cash equivalents	$15,825	$15,344
Accounts receivable, less allowance for doubtful accounts
of $409 and $364, respectfully	14,444	13,333
Inventories
Finished goods	4,803	4,627
Raw materials	3,699	3,881
Work-in-process	2,432	2,738

Total inventories	10,934	11,246
Prepaid expenses and other current assets	3,633	3,131

Total current assets	44,836	43,054

Property and equipment
Land, buildings and improvements	12,690	12,685
Machinery and equipment	29,524	29,146

	42,214	41,831
Less accumulated depreciation	(25,176)	(24,421)

Net property and equipment	17,038	17,410
Other assets
Patent costs, net	494	430
Goodwill, net	376	390
Other	1,717	1,728

Total assets	$64,461	$63,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$4,019	$3,717
Income taxes payable	663	271
Accrued compensation	1,017	889
Other accrued expenses	3,442	3,919

Total current liabilities	9,141	8,796
Deferred compensation	754	738
Deferred income taxes	56	57

Total liabilities	9,951	9,591
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.05 par value; 20,000,000 shares authorized, 6,702,956 and 6,679,287 shares issued and outstanding, respectively	335	334
Additional paid-in capital	12,243	12,084
Accumulated other comprehensive income	(1,633)	(1,358)
Retained earnings	43,565	42,361

Total stockholders’ equity	54,510	53,421

Total liabilities and stockholders’ equity	$64,461	$63,012

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(Dollars in thousands)

	Thirteen weeks ended June 30, 2001	Thirteen weeks ended July 1, 2000

Cash flows from operating activities
Net earnings / (loss)	$1,204	$(61)
Adjustments to reconcile net earnings / (loss) to net cash provided by operating activities:
Depreciation and amortization	846	802
Foreign currency exchange gain	(113)	(132)
Other, net	9	116
Changes in operating assets and liabilities:
Accounts receivable	(1,264)	173
Inventories	286	(495)
Prepaid expenses and other current assets	(505)	(748)
Accounts payable	323	957
Accrued expenses	(341)	(260)
Income taxes payable	429	(372)

Total adjustments	(330)	41

Net cash provided by / (used in) operating activities	874	(20)

Cash flows from investing activities
Purchases of property and equipment	(497)	(945)
Patent application costs	(101)	(42)
Other	12	8

Net cash used in investing activities	(586)	(979)
Cash flows from financing activities
Proceeds from exercise of stock options	43	—
Proceeds from / payments on employee stock purchase plan	117	97
Repurchase of common stock	—	(194)

Net cash provided by / (used in) financing activities	160	(97)
Effects of exchange rate changes on cash	33	44

Net increase / (decrease) in cash and cash equivalents	481	(1,052)
Cash and cash equivalents at beginning of period	15,344	10,687

Cash and cash equivalents at end of period	$15,825	$9,635

The accompanying notes are an integral part of these financial statements.

Minntech Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Financial Information

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission; accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001 as filed with the Securities and Exchange Commission.

The Company adopted a universal calendar for financial reporting beginning in the first quarter of fiscal 2001.  A fiscal year will include either 52 or 53 weeks in total.  This change in reporting is not materially different from prior years.

Effective April 1, 2000, Minntech modified their revenue recognition policy for certain equipment sales and certain product shipments, resulting in a cumulative effect of a change in accounting.  The cumulative effect of this accounting change was $.219 million ($.136 million, net of tax).  The accounting change did not have a material effect on revenue or quarterly earnings during fiscal 2001.  Minntech has restated its results for the thirteen week period ended July 1, 2000.  See further discussion of this matter in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods.

Note 2 – Line of Credit

At June 30, 2001, the Company had a line of credit with a commercial bank which allowed the Company to borrow up to $10 million on an unsecured basis at the prime rate of interest (6.75% at June 30, 2001) or the indexed London Interbank Offered Rate (LIBOR).  As of June 30, 2001, the Company had no outstanding borrowings under the line of credit.  This credit line expires on September 30, 2002.

Note 3 – Earnings/(Loss) Per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings/(loss) per share computations for the quarter ended June 30, 2001 and July 1, 2000.

(in thousands, except per share amounts) Quarter ended June 30, 2001	Basic Earnings Per Share	Effect of Dilutive Stock Options	Diluted Earnings Per Share

Net earnings	$1,204		$1,204
Weighted average common shares outstanding	6,681	27	6,708
Per share amount	$.18		$.18

Quarter ended July 1, 2000

Net loss	$(197)		$(197)
Weighted average common shares outstanding	6,682		6,682
Per share amount	$(.03)		$(.03)

Minntech Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 – Earnings Per Share (continued)

Outstanding stock options to purchase 280,195 and 588,049 shares of common stock as of June 30, 2001 and July 1, 2000, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock during the period.

Note 4 – Comprehensive Income

The components of comprehensive income are as follows:

(dollars in thousands)	Quarter ended June 30, 2001	Quarter ended July 1, 2000

Net earnings/(loss)	$1,204	$(61)
Other comprehensive income:
Foreign currency translation, net	(275)	26

Total other comprehensive income	(275)	26

Total comprehensive income/(loss)	$929	$(35)

The accumulated other comprehension income balance as of June 30, 2001 is solely comprised of foreign currency translation.

Note 5 – Stockholders’ Equity

Consolidated Statement of Stockholders’ Equity
(dollars in thousands)

	Common Stock

	Shares issued and outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total

Balances at March 31, 2001	6,679,287	$334	$12,084	$(1,358)	$42,361	$53,421
Net earnings					1,204	1,204
Foreign currency translation adjustment				(275)		(275)
Employee stock purchase plan	18,394	1	117			118
Exercised stock options	5,275		42			42
Payment of cash dividends

Balances at June 30, 2001	6,702,956	$335	$12,243	$(1,633)	$43,565	$54,510

Note 6 - Segment Data and Significant Customers

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
(Unaudited)

Note 6 - Segment Data and Significant Customers (continued)

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

Research and development is managed at the corporate level. Resource decisions and performance assessment is managed by corporate officers.  Research and development expenses are monitored by project and allocated to their respective segments.  Corporate and unallocated represent costs that are not assigned to reportable segments.  Therefore, management does not represent that these segments, if operated independently, would report the operating income and other financial information shown below. The table below presents information about reportable segments for the quarter ended June 30, 2001 and July 1, 2000, respectively.

Business Segment Information

	Dialysis Products	Cardiosurgery Products	Other Developing Businesses	Corporate & Unallocated (1)	Total Company

Revenues

First quarter ended June 30, 2001	$14,869	$2,770	$2,312	$-	$19,951
First quarter ended July 1, 2000	$13,771	$2,055	$1,779	$-	$17,605
Earnings (loss) from Operations

First quarter ended June 30, 2001	$2,788	$935	$744	$(2,865)	$1,602
First quarter ended July 1, 2000	$2,536	$206	$(230)	$(2,653)	$(141)
Identifiable assets (2)

June 30, 2001	$29,641	$7,908	$4,924	$21,988	$64,461
March 31, 2001	$29,273	$9,101	$5,079	$19,559	$63,012

(1)	Loss from operations consists of unallocated corporate administrative expenses and amortization of intangibles.
(2)	Identifiable segment assets include accounts receivable; property plant and equipment; inventories; and long term notes receivable. Additional assets included in Corporate and Unallocated primarily include cash and short-term investments, capitalized patent costs, deferred income taxes, goodwill, land and certain prepaid expenses.

      Significant Customers

      During the first quarter ended June 30, 2001 no individual customer sales totals represented 10% or more or  total revenues.

Minntech Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board “FASB,” issued Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities.”  This statement, which had to  be adopted by the Company for transactions entered into beginning April 1, 2001, established new standards for recognition and measurement of derivatives and hedging activities. The adoption of this statement did not have a material effect on the Company's financial statements.

             In the fourth quarter of 2001, the Company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”  EITF No. 00-10 requires companies to classify as revenue all amounts billed to customers in a sales transaction, including those amounts related to shipping and handling.  The adoption of EITF No. 00-10 has resulted in the reclassification of certain freight amounts invoiced from cost of goods sold to revenue.  The effect on the Company’s Consolidated Statement of Operations was to increase cost of sales and increase revenue by $822 and $745 in the first quarter of fiscal 2002 and 2001, respectively.  These reclassifications did not effect consolidated net earnings/(loss).

             In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142").  FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001.   Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company will adopt FAS 142 on April 1, 2002, the beginning of fiscal 2003. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. Goodwill amortization of $14,000 was recorded during the first quarter of fiscal 2002. An estimated $56,000 will be recorded during fiscal 2002 for the full year.

Note 8 – Product Line Disposition

                           On October 6, 1999, the Company sold all assets and rights related to its Biocor™ oxygenator and EnGUARD™ PHX cardioplegia systems components to LifeStream International LLC, a newly formed cardiopulmonary products company, in exchange for $7.2 million in cash and warrants.  Under the terms of the agreement Minntech received $2.24 million in cash at closing.  One payment of $.25 million was received when a product modification met specifications and another $.25 million was received when 510K approval by the Federal Drug Administration was received on a new product. An additional $1.25 million was received on the one year anniversary of the sale and $.28 million of inventory was purchased. The remaining amount to be collected is $1.45 million in deferred payments.  In addition, LifeStream will purchase the remaining inventory balances for these product lines when the Company ceases the contract manufacturing arrangement.  As of June 30, 2001 the Company had $.35 million in related inventory for these products.

Minntech Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Merger Agreement with Cantel Medical Corp.

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

             For more information on the merger and the merger agreement, please refer to the joint proxy statement/prospectus of Cantel and the Company, which is included in Cantel's registration statement on Form S-4 (Reg. No. 333-64580) filed on July 30, 2001. Cantel and the Company have each called special meetings of their shareholders to approve the merger. These meetings will be held on September 6, 2001. The merger is expected to close shortly after the shareholders' meetings, if shareholder approval is received.

             The transaction is subject to customary closing conditions, including the approval of the shareholders of the Company and Cantel.  Under the merger agreement, the Company has the right to terminate the agreement if Cantel’s average closing stock price during a defined period ending shortly before the merger is below $13.24, unless Cantel elects to provide the Company’s shareholders additional consideration, in cash or Cantel shares, at Cantel’s option, such that the total consideration is no less than $10.00 for each Minntech share.  Additional information about the proposed merger can be found in the proxy statement / prospectus, and other documents filed with the Securities and Exchange Commission, which can be accessed at www.sec.gov.

             On May 30, 2001, the Company’s Board of Directors amended the share rights plan (described in “Note 9 – Preferred Stock” above) to exempt this transaction from its application.  The Company recorded charges of approximately $.30 million in legal and consulting expenses in connection with this transaction in the first quarter of fiscal 2002.

Quarterly Report on Form 10-Q

Part I - Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Revenue in the first quarter of fiscal 2002 increased 13.3 percent to $20.0 million, compared to $17.6 million in the same period one year ago.  Dialysis product sales increased 8.0 percent to $14.9 million in the first quarter of fiscal 2002 due primarily to increases in dialyzer reprocessing product sales, with dialyzer reprocessing equipment unit growth accounting for most of the increase. Cardiosurgery sales increased by 34.8 percent to $2.8 million in the first quarter of fiscal 2002.  The cardiosurgery sales increase in the quarter is due to increases in hemofilter, hemoconcentrator, and oxygenator sales. Developing businesses sales increased 30 percent to $2.3 million in the first quarter of fiscal 2002 due primarily to a 38.5% increase in filtration and separation products which was driven by growth in sterilant products.

Product sales by group are summarized in the following table:

	Quarter ended
(in thousands of dollars)	June 30, 2001	% of Total Sales	July 1, 2000	% of Total Sales

Dialysis products	$14,869	74.5%	$13,771	78.2%
Cardiosurgery products	2,770	13.9	2,055	11.7
Other Developing Business products	2,312	11.6	1,779	10.1

Total Company	$19,951	100.0%	$17,605	100.0%

Following is a summary of earnings/(loss) from operations before income taxes by business segment:

	Quarter ended
(in thousands of dollars)	June 30, 2001	% of Segment Revenues	July 1, 2000	% of Segment Revenues

Dialysis products	$2,788	18.8%	$2,536	18.4%
Cardiosurgery products	935	33.8	206	10.0
Other Developing Businesses	744	32.2	(230)	—
Corporate & Unallocated	(2,865)	—	(2,653)	—

Total Company	$1,602	8.0%	$(141)	—

Minntech Corporation
Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Gross margin as a percentage of product sales increased to 39.1 percent in the first quarter of fiscal 2002 from 34.0 percent in the same quarter in the prior year. The improvement in gross margins is attributable to increased unit volume in all business segments, an improved product mix, and cost efficiencies in manufacturing and distribution.

Research and development expenses in the first quarter of fiscal 2002 were $.9 million or 4.4 percent of revenues compared to $1.0 million or 5.8 percent of revenues in the prior year.The decrease in research and development spending is attributable to transitioning major development projects to later stages of completion in the current fiscal year.  The Company expects that research and development spending in fiscal 2002 will range between 4.5 and 5.0 percent of revenues.

Selling, general and administrative expenses for the first quarter of fiscal 2002 were $5.3 million or 26.4 percent of revenues compared to $5.1 million or 28.7 percent of revenues in the same period one year ago. Selling, general, and administrative expenses in the first quarter of fiscal 2002 include $.3 million of non-recurring expenses related to the Company’s pending merger with Cantel Medical Corp.

Other income of $.250 million in the first quarter of the current year is up from $52,000 in the prior year quarter due to favorable foreign exchange combined with an increase in interest income.

The Company’s effective tax rate for the first quarter that ended June 30, 2001 was 35.0 percent compared to effective rate of 32.0 percent for the corresponding period one year ago. The Company’s effective tax rate increased in the current year primarily due to recognizing additional state income tax expense in the U.S.

The Company reported net earnings of $1.2 million for the first quarter ended June 30, 2001 or 6.0 percent of revenue compared to a net loss of $.2 million in the first quarter one year ago.  The increase in net earnings in the current year is primarily attributable to the improvement in gross margins from the prior year.

Liquidity and Capital Resources
Operating activities provided $.9 million of cash and cash equivalents in the first quarter ended June 30, 2001.  The Company invested $.6 million in capital equipment and patents in the first quarter of fiscal 2002.  At June 30, 2001 the Company had $15.8 million of cash and cash equivalents.

Working capital at June 30, 2001 was $35.7 million as compared to $34.3 million as of March 31, 2001.  The current ratio as of June 30, 2001 was 4.9, unchanged from March 31, 2001.

The Company initiated a stock repurchase program in August 1998 and has spent $3.9 million to repurchase a total of 388,100 shares to date under the program. There have been no share repurchases since the first quarter of fiscal 2001, when the Company expended $.2 million to repurchase 24,100 shares.

Minntech Corporation

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The Company expects its cash balances, cash flow from operations, and line of credit to be adequate to meet its obligations and anticipated operating cash needs, including planned capital expenditures, in its core business in fiscal 2002.

On May 30, 2001, the Company entered into an Agreement and Plan of Merger with Cantel Medical Corporation and a newly formed, wholly owned subsidiary of Cantel.  Under the merger agreement, the Company’s ability to incur additional indebtedness without Cantel’s consent is substantially limited.  In addition, the merger agreement precludes the Company’s issuance of debt or equity securities (except in connection with option exercises) without Cantel’s consent.

For more information on the merger and the merger agreement, please refer to the joint proxy statement/prospectus of Cantel and the Company, which is included in Cantel's registration statement on Form S-4(Reg. No. 33-64580) filed on July 30, 2001. Cantel and the Company have each called special meetings of their shareholders to approve the merger. These meetings will be held on September 6, 2001. The merger is expected to close shortly after the shareholders' meetings, if shareholder approval is received.

New Accounting Pronouncements

See Note 7 to the condensed consolidated financial statements for the first quarter ended June 30, 2001.

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

The Company switched all European business to the euro as the functional currency as of April 1, 2001.  The Company’s current European price list is maintained in euros. This conversion required minimal information system modifications. It is not anticipated at this time, that the euro will have a material impact on our fundamental risk management philosophy. Any costs incurred associated with the adoption of the euro were expensed as incurred, and were not material to the Company’s results of operations, financial condition, or cash flows.

Minntech Corporation
Quarterly Report on Form 10-Q

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders
             None.

Item 6.  Exhibits and reports on Form 8K

a)	Exhibits
2(a)	Agreement and Plan of Merger, dated as of May 30, 2001, among Cantel Medical Corporation, Canopy Merger Corporation, and the Company(1)
3(a)	Restated Articles of Incorporation, as amended(2)
3(b)	Restated Bylaws(3)
3(c)	Amendment to Bylaws(4)
4(a)	Form of Specimen Common Stock Certificate(5)
4(b)	Rights Agreement, dated as of July 1, 1999, between the Company and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.)(6)
4(c)	First Amendment to Rights Agreement, dated as of May 30, 2001, between the Company and Wells Fargo Bank Minnesota, N.A.(7)
10(a)	1989 Stock Plan, as amended(8)*
10(b)	Amendment to 1989 Stock Plan effective February 25, 1998(9)*
10(c)	Amendment to 1989 Stock Plan effective September 30, 1998(10)*
10(d)	Employment Agreement with Barbara A. Wrigley dated September 1, 1996(11)*
10(e)	1990 Employee Stock Purchase Plan, as amended and restated, effective June 1, 1998(12)*
10(f)	Employment Agreement with R. James Danehy dated November 29, 2000(12)*
10(g)	Management Agreement with R. James Danehy dated November 29, 2000(12)*
10(h)	Non-Qualified Stock Option Agreement with R. James Danehy dated November 29, 2000(12)*
10(i)	Emeritus Director Consulting Plan(13)*
10(j)	Amendment to Emeritus Director Consulting Plan effective September 26, 1996(14)*
10(k)	1998 Stock Option Plan, as amended(15)*
10(l)	Separation and Consulting Agreement with Richard P. Goldhaber dated February 18, 2000(16)*
10(m)	Separation and Consulting Agreement with Thomas J. McGoldrick dated July 17, 2000(11)*
10(n)	Amendment to Separation and Consulting Agreement with Thomas J. McGoldrick dated August 1, 2000(11)*
10(o)	Separation and Consulting Agreement with Daniel H. Schyma dated July 31, 2000(11)*
10(p)	Amended and Restated Supplemental Executive Retirement Plan effective April 1, 2000(11)*
10(q)	Employment Agreement with Robert W. Johnson dated September 1, 1996, as amended April 1, 1997(11)*
10(r)	Employment Agreement with Paul E. Helms dated September 1, 1996, as amended April 1, 1997(11)*
10(s)	Employment Agreement with Jules L. Fisher dated December 11, 1996, as amended April 1, 1997(11)*
10(t)	First Amendment to Supplemental Executive Retirement Plan effective September 27, 2000(17)*
10(u)	Employment Agreement with Michael P. Petersen dated May 26, 2000(17)*
10(v)	Second Amendment to 1998 Stock Option Plan effective March 28, 2001*
10(w)	Amendment to 1990 Employee Stock Purchase Plan effective July 26, 2000(18)*
10(x)	Amendment to 1990 Employee Stock Purchase Plan effective May 30, 2001*
21	Subsidiaries of the Registrant(19)
(b)	Reports on Form 8-K
Report on Form 8-K, filed June 4, 2001, relating to the execution of the Agreement and Plan of Merger among Cantel Medical Corp., Canopy Merger Corp., and the Company, providing for the acquisition of the Company by Cantel.

*	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated May 30, 2001, File No. 0-11278.
(2)	Incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.
(3)	Incorporated by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-11278.
(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, Registration No. 333-70545.
(5)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1993, File No. 0-11278.
(6)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on July 12, 1999, File No. 0-11278.
(7)	Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8A/A filed on June 7, 2001, File No. 0-11278.
(8)	Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year-ended March 31, 1997, File No. 0-11278.
(9)	Incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998, File No. 0-11278.
(10)	Incorporated by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 0-11278.
(11)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, File No. 0-11278.
(12)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000, File No. 0-11278.
(13)	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File No. 0-11278.
(14)	Incorporated by reference to Exhibit 10(b) filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-11278.
(15)	Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8, Registration No. 333-70545.
(16)	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2000, File No. 0-11278.
(17)	Incorporated by reference to the same-numbered exhibit to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2000, File No. 0-11278.
(18)	Incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-11278.
(19)	Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1999, File No. 0-11278.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Minntech Corporation
Date:	August 14, 2001
/s/ Jules L. Fisher

Jules L. Fisher
Chief Financial Officer
(Duly authorized officer)
(Principal financial officer)